Form 10-Q
period 1995-03-31
DUNES HOTELS & CASINOS INC
filed 1995-05-12
CIK 24004

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.,  20549

                                 FORM 10-Q

(Mark One)
 X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1995 or
     Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period
     from       to        .

Commission File No. 1-4385

                    DUNES HOTELS AND CASINOS INC.
          (Exact name of registrant as specified in its charter)

NEW YORK                                            11-1687244
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)                Identification No.)

4045 South Spencer, Suite 206, Las Vegas, Nevada           89119
(Address of principal executive offices)               (Zip Code)
Registrant's telephone number, including area code (702) 732-7474

                         NOT APPLICABLE
Former name, former address and former fiscal year, if changed since last report

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                              YES X    NO

                   Applicable Only to Corporate Issuers

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
                                                  Outstanding at
      Class                                         May  10, 1995
Common Stock, $.50 par value                    6,460,096 shares


                DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES

                       QUARTERLY REPORT ON FORM 10-Q

                    FOR THE PERIOD ENDED MARCH 31, 1995

                                   INDEX

                                                                       PAGE

Part I.   Financial Information

          ITEM 1.  FINANCIAL STATEMENTS

          Consolidated Condensed Balance Sheets
           March 31, 1995 and December 31, 1994                           3

          Consolidated Condensed Statements of Loss
           for the three months ended March 31, 1995
           and 1994                                                       5

          Consolidated Condensed Statements of Cash Flows
           for the three months ended March 31, 1995
           and 1994                                                       6

          Notes to Consolidated Condensed Financial
           Statements, March 31, 1995 and 1994                            7

          ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS                 13

Part II.  Other Information

          ITEM 1.  LEGAL PROCEEDING                                      17

          ITEM 2.  CHANGES IN SECURITIES                                 17

          ITEM 3.  DEFAULT UPON SENIOR SECURITIES                        17

          ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                      17

          Signatures                                                     18

                      DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES

                          CONSOLIDATED CONDENSED BALANCE SHEETS

                          MARCH 31, 1995 AND DECEMBER 31, 1994


                                        ASSETS

                                                       March      December
                                                      31, 1995    31, 1994
                                                     (Unaudited)
                                                     (Dollars in thousands)

CURRENT ASSETS:
 Cash and cash equivalents                          $      590  $      874
 Marketable securities                                     428         855
 Receivables:
  Trade                                                    359         514
  Notes:
   Related parties                                                     357
   Real estate sales                                       363         335
 Current maturities of long-term notes receivable          663         655
 Growing crop inventory                                     74
 Prepaid expenses                                          257         249
                                                    -----------  ----------
         Total current assets                            2,734       3,839
                                                    -----------  ----------
Real estate held for development and sale                7,492       7,951
                                                    -----------  ----------
Property and equipment, less accumulated
 depreciation and amortization, 1995, $277;
 1994, $261                                              4,728       4,744
                                                    -----------  ----------
OTHER ASSETS:
 Long-term notes receivable, less current
 maturities:
  Related parties, including interest,
   less allowance of $2,989
   in 1995 and $2,968 in 1994                            1,154       1,123
  Officer and director, less allowance of
  $456 in 1995 and $427 in 1994                            481         421
  Other, less allowance of $1,194 in 1995
   and $1,174 in 1994                                      704         530
 Deferred tax asset, net of allowance of
  $16,427 in 1995 and 1994
 Investments                                             2,265       1,346
 Deferred costs and other                                    8           8
                                                    -----------  ----------
                                                         4,612       3,428
                                                    -----------  ----------
                                                    $   19,566  $   19,962
                                                    =========== ===========


                       LIABILITIES AND SHAREHOLDERS' EQUITY

                                                       March      December
                                                      31, 1995    31, 1994
                                                     (Unaudited)
                                                     (Dollars in thousands)
CURRENT LIABILITIES:
 Short-term debt, contract payable                  $       31  $       76
 Current portion of long-term debt                          22          22
 San Antonio Savings Association (SASA)                 11,985      11,985
 Trade payables                                            115         174
 Accrued expenses and other                                147          58
 Accrued preferred stock dividend                          974         956
 Deferred income                                           100          23
 Income taxes, current                                     247         247
                                                    -----------  ----------
    Total current liabilities                           13,621      13,541
                                                    -----------  ----------
OTHER lIABILITIES:
 Long-term debt, net of current portion                    138         146
                                                    -----------  ----------
                                                           138         146
                                                    -----------  ----------
CONTINGENCIES - NOTE 7

SHAREHOLDERS' EQUITY:
 Preferred stock - authorized 10,750,000
  shares ($.50 par); issued 10,512 shares,
  Series B $7.50 cumulative Preferred
  stock, aggregate liquidation value $2,175                  5           5
 Common stock, $.50 par; authorized
  25,000,000 shares; issued 7,799,780 shares,
  outstanding 6,460,096 shares                           3,900       3,900
 Capital in excess of par                               25,881      25,881
 Deficit                                               (22,149)    (21,681)
                                                    -----------  ----------
                                                         7,637       8,105

Treasury stock at cost; Preferred - Series B,
  902 shares, Common 1,339,684 shares                   (1,830)     (1,830)
                                                    -----------  ----------
    Total shareholders' equity                           5,807       6,275
                                                    -----------  ----------
                                                    $   19,566  $   19,962
                                                    =========== ===========

       See notes to consolidated condensed financial statements.

                  DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES

                    CONSOLIDATED CONDENSED STATEMENTS OF LOSS

                   THREE MONTHS ENDED MARCH 31, 1995 AND 1994

                                  UNAUDITED

                                                        1995        1994
                                                    (Dollars in thousands,
                                                      except per share)
Income from real estate operations:
 Sales                                              $      457  $      204
 Cost of sales                                             478         190
                                                    ----------- -----------
                                                           (21)         14
                                                    ----------- -----------
 Rental income                                             135          93
 Storage and drying income                                  42
                                                    ----------- -----------
                                                           177          93
                                                    ----------- -----------
                                                           156         107

Operating expenses, including depreciation
  expense of $16,000 in 1995 and 1994                      724         671
                                                    ----------- -----------
Loss from operations before other (charges) credits       (568)       (564)
                                                    ----------- -----------
Other (charges) credits:
 Interest and dividend income, less allowance
  of $49 in 1994                                           156         132
 Interest expense                                           (4)         (2)
 Partnership loss                                          (64)
 Other                                                      27          17
                                                    ----------- -----------
                                                           115         147
                                                    ----------- -----------

Net loss                                            $     (453) $     (417)
                                                    =========== ===========



Net loss per common share                           $    (0.07) $    (0.06)
                                                    =========== ===========




         See notes to consolidated condensed financial statements.




                   DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES

                  CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                      THREE MONTHS ENDED MARCH 31, 1995 AND 1994

                                     UNAUDITED


                                                      1995        1994
                                                   (Dollars in thousands)

Cash flows from operating activities:
 Net cash provided by operating activities        $      839  $       70
                                                  ----------- -----------
Cash flows from investing activities:
 Decrease in cash held in escrow                                      36
 Increase in real estate held for sale                              (146)
 Increase in investments                              (1,043)
 Increase in notes receivable                            (72)         (6)
 Purchase of securities                                              (86)
                                                  ----------- -----------
                                                      (1,115)       (202)
                                                  ----------- -----------
Cash flows from financing activities:
 Decrease in long-term debt                               (8)         (4)
 (Decrease) increase in short-term debt                               70
                                                  ----------- -----------
                                                          (8)         66
                                                  ----------- -----------
Increase (decrease) in cash and cash
 equivalents                                            (284)        (66)

Cash and cash equivalents, beginning
 of period                                               874         520
                                                  ----------- -----------

Cash and cash equivalents, end of period          $      590  $      454
                                                  =========== ===========




       See notes to consolidated condensed financial statements.




               DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES

           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                          MARCH 31, 1995 AND 1994

                                 UNAUDITED


1.   Summary of significant accounting policies:

     The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries Continental California Corporation (Continental), Dunes, Inc., Dunes Hotel and Casino of Atlantic City, Inc. (DAC), M & R Corporation (MRC) and MRC's subsidiary M & R Investment Company, Inc. (MRI) and MRI's subsidiaries SHF Acquisition Corporation (SHF) and Southlake Acquisition Corporation (Southlake). The Company has been advised by the State of New Jersey, Department of State, Division of Commercial Recording that neither Dunes, Inc. nor DAC filed reports required by state statute for two consecutive years. As a result, as of February 8, 1995, the State of New Jersey revoked the active status of Dunes, Inc. and DAC, which can result in denial of their privilege of doing business under their respective current names. The Company has no current plans to resume operations or pursue business opportunities in New Jersey and does not intend to contest the action.

     The Company did not consolidate Pine Ridge Joint Venture
      (PRJV), a joint venture in which the Company has a 51% interest at March 31, 1995, because the Company intends to liquidate its interest in 1995. PRJV is accounted for on the equity method.

     By the terms of the settlement agreement with San Antonio
      Savings Association, MRI is prohibited from paying dividends to MRC which, in turn, is prohibited from paying dividends to the Company.

     The nature of the Company's operations is such that estimates must be used in the preparation of unaudited interim financial statements. In the opinion of management, all adjustments, which consisted of normal recurring entries, which are necessary to a fair statement of the results for the interim periods have been made. All intercompany accounts have been eliminated.

2.   Description of business:

     The Company is engaged principally in real estate investment and lending activities and with respect to certain properties, limited agricultural and certain development operations, the most significant of which has been retail land sales. The Company considers its business to be comprised of one segment, the acquisition and development and sale of real estate.

3.   Related party transactions:

     John B. Anderson (Anderson), the Company's controlling stockholder and Chairman of the Board of Directors of the Company and entities owned or controlled by him (Anderson Entities) own approximately 67.6% of the Company's common stock as of May 10, 1995.

     From time to time the Company has made loans to various
      Anderson Entities and to Directors and Executive Officers of the Company, details of which are more fully described in the Company's Form 10-K for the year ended December 31, 1994.

     During 1990 and 1991, the Company, through certain of its subsidiaries, made loans to Rancho Murieta Properties, Inc.
      (RMPI) and to CBC Builders, Inc. (CBC) each of which are Anderson Entities located in Rancho Murieta, California, details of which are more fully described in the Company's Form 10-K for the year ended December 31, 1994. See "Item
      1. Business - Other Activities - Certain Loans - Rancho Murieta Properties, Inc./CBC Builders, Inc." In connection with a settlement agreement (the Agreement) between RMPI, the Pension Trust Fund for Operating Engineers and Rancho Murieta Country Club, the Agreement provides for a payment in satisfaction of certain of the obligations that have been pledged to SHF and MRI. Pursuant to the terms of an Inter-Creditor Agreement entered into between SHF, MRI and RMPI's and CBC's legal counsel, MRI and SHF will receive approximately $345,000 of the settlement payment sometime during the current fiscal year.

     In connection with its loan to Baby Grand Corp. (BGC), an Anderson Entity, and litigation between MRI, Bank One, Arizona, NA, and BGC, MRI purchased from BGC an option to acquire approximately 1,690 acres of farm land located in Solano County, California, for a price of $1,043,902, all of which is more fully described in the Company's Form 10-K for the year ended December 31, 1994. See "Item 1. Business - Other Activities - Certain Loans - Baby Grand Corp."

     The loan from the Company to El Dorado Vineyards, Inc., an entity wholly owned by Andrew Marincovich, a member of the Company's Board of Directors and Chairman of the Company's Audit Committee, is described in detail in the Company's Form 10-K for the year ended December 31, 1994. See "Item
      1. Business - Other Activities - Certain Loans -
      Directors."

4.   Investments:

     The Company's investment in PRJV is described in detail in the Company's Form 10-K for the year ended December 31, 1994, "Item 1. - Business - Real Estate and Related
      Activities - AJD Joint Venture."

     Summarized condensed financial information of PRJV as of March 31, 1995 and for the three months then ended is as follows:

                                        (Dollars in thousands)
     INCOME STATEMENT DATA
      Sales                                            $   451
      Cost of sales                                        508
      Loss from operations                                 125
      Net loss                                             125

     BALANCE SHEET DATA
      Assets:
       Cash                                            $    39
       Work in progress, including land held for sale    2,024
       Other                                                41
                                                       -------
                                                       $ 2,104
      Liabilities and Equity
       Accounts payable                                $   207
       Construction and land loans payable               1,660
       Equity                                              237
                                                       -------
                                                       $ 2,104

5.   Drying facility:

     On March 1, 1995, the Company signed a two year lease with the new owner of the drying facility located in Sacramento, California. Annual rental is $54,000. The Company will pay to California Dehydrating Company (Cal Dehy), an Anderson Entity, $25,000 for use of the Cal Dehy name.

6.   San Antonio Savings Association (SASA)/Resolution Trust
     Corporation (RTC):

     The Company's obligation to SASA/RTC is described in detail in the Company's Form 10-K for the year ended December 31, 1994, "Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations", and in the Company's reports on Form 8-K dated February 2, 1995, April 3, 1995 and April 26, 1995.

7.   Contingencies:

     a. The Company is involved in various legal proceedings which are considered to be ordinary routine litigation incident to its business. The Company believes that the impact, if any, will not materially affect the Company's operating results or consolidated financial position.

     b. The Company's general liability insurance carrier for the period August 1982 to November 1983 is in receivership. The Company's general liability insurance carrier for the period August 1979 to August 1982 is also in receivership. Insurance coverage for certain claims pending against the Company are dependent upon the financial condition of these insurance companies. Several claims are pending against the Company for which the Company claims coverage under policies issued to it by these two carriers. The potential liability to the Company cannot be determined. However, the Nevada Insurance Guaranty Association provides coverage to the Company similar to that provided under policies by these general liability carriers subject to certain limitations, including a limitation of $300,000 for each covered claim, as set forth in the Nevada Insurance Guaranty Association Act. The Company believes that final resolution will not materially affect consolidated financial position or operating results.

     c. SHF was advised of possible contamination on two sites at Hamburg Farms, a storage facility for diesel fuels and an old airstrip which had been used for the loading and fueling of aircraft applying agricultural chemicals to the surrounding farm lands. The Company has completed the cleanup relating to the diesel storage tanks at a cost of approximately $100,000. Clean up of the airstrip has required major excavation of contaminated earth and the treatment and disposal thereof.

          The Company has disposed of a large amount of the contaminated earth at an approved site for the storage of toxic wastes. However, 4,000 cubic yards of contaminated earth still remain to be disposed of. The Company, through its chemical and toxic clean-up consultant, has been working with the California State Environmental Protection Agency, in seeking alternate means to the disposal in toxic dump sites of chemical and toxics-laden soil. The State has participated in the funding of several projects by a number of chemical treatment firms in efforts to try other detoxification methods on the soil.

          Because of the ongoing testing, the State has not imposed a disposal date upon the Company. Cost of disposal is estimated at $100 per cubic yard. The Company is unable to predict when the ongoing testing will be complete or what the outcome of these tests will be. As of December 31, 1994, the Company has paid $444,000 and accrued $64,000 relating to the clean up, including the $100,000 expended for the diesel storage tank. The Company has not made an accrual for the cost, if any, of removing the contaminated earth pending the results of the various ongoing tests.

     d. The Company has received a notice from the State of California Franchise Tax Board (FTB) wherein the FTB alleges that one of the Company's subsidiaries owes California franchise tax, penalties and interest of approximately $316,000. The FTB claims that the Company is not permitted to file a unitary tax return in California. The Company has retained legal counsel to resolve the matter with the FTB. The matter is currently being appealed to the California State Board of Equalization.

     e. In connection with a loan to El Dorado Vineyards, Inc., a Company wholly-owned by Andrew Marincovich, a member of the Company's Board of Directors and member of the Company's Audit Committee, the Company is currently evaluating whether the loan transaction adversely impacts Mr. Marincovich's independence as a Director serving on the Audit Committee. If Mr. Marincovich were found not to be independent, the Company may not be in compliance with the Consent Decree issued by the Securities and Exchange Commission. The Company is unable to predict the outcome of this matter.

8.   Earnings per share:

     Earnings per common share has been computed using the number of common shares outstanding as of March 31, 1995. Dividends on non-convertible preferred stock Series B have been deducted from income or added to the loss applicable to common shares. Dividends accrued on preferred shares, in arrears since the second quarter 1982, amount to $974,000 as of March 31, 1995.

9.   Subsequent event:

     On May 3, 1995, the Company, through one of its subsidiaries, acquired, through bidding in indebtedness owed to the subsidiary in a foreclosure sale, 53 residential lots previously owned by PRJV. The cost of the lots to the Company was approximately $440,000.


                        DUNES HOTELS AND CASINOS INC.

                       QUARTERLY REPORT ON FORM 10-Q

                    FOR THE PERIOD ENDED MARCH 31, 1995


ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

     MATERIAL CHANGES IN FINANCIAL CONDITION. As of March 31, 1995, the Company had a deficit working capital of $10,887,000 as compared to a deficit working capital of $9,702,000 as of December 31, 1994. During the quarter ended March 31, 1995, cash and cash equivalents decreased by $284,000 from $874,000 at December 31, 1994 to $590,000 at March 31, 1995. The most significant sources of cash were provided by operations ($821,000). The most significant use of cash during the quarter ended March 31, 1995 was the purchase of the Solano County Option ($1,043,00).

     The principal demands on the Company's liquidity continues to be the obligation owing to San Antonio Savings Association/Resolution Trust Corporation (SASA/RTC); to fund ongoing expenses at The Fairways; to fund the costs of operations of Pine Ridge Joint Venture (PRJV); to fund the costs of farming at El Dorado Vineyards; to fund any payments that may be required by the first lien holder on the El Dorado Vineyard property and to fund general and administrative expenses.

     The Company believes that the sources of required liquidity will be cash generated from the storage and drying facility in Davis, California; anticipated lot sales at The Fairways; land sales at Hamburg Farms; sale of the El Dorado Vineyards land and the recovery of a portion of its investment in PRJV. Based on known commitments, but, however, subject to the possible adverse effects of SASA/RTC collecting the amount claimed due by SASA/RTC under the SASA Obligation (as defined below) as described in more detail below the Company believes that the sources of cash described will be adequate to fund known liquidity requirements. In addition to the failure to resolve the SASA Obligation, the inability to refinance the first lien on the El Dorado Vineyards property under terms acceptable to the Company will render essentially uncollectible the obligation from El Dorado Vineyards. The occurrence of any other presently unknown material adverse event could hinder the Company's ability to generate sufficient cash to meet its actual liquidity requirements. Depending on the magnitude, timing and related circumstances of the foregoing events, the Company may be required to liquidate certain or substantially all of its assets or to take other steps to respond to cash demands and preserve the Company's assets and operations.

     SASA obtained a judgment (the SASA Obligation) against the Company in 1988 arising from the Company's guarantee of a $15,000,000.00 loan secured by real property in Atlantic City, New Jersey. The Company and SASA entered into a settlement agreement effective June 28, 1988, in connection with the SASA Obligation (the settlement agreement and the SASA Obligation are collectively referred to herein as the SASA Obligation). On January 22, 1992, the Company informed SASA and the Resolution Trust Corporation (RTC), as receiver for SASA, that it would no longer make monthly payments on the SASA Obligation because SASA and the RTC had breached their fiduciary duties under the SASA Obligation. Subsequent settlement negotiations between the Company and SASA were not successful.

     On November 28, 1994, the RTC recorded a notice of default and election to sell under a deed of trust securing certain real property located in San Diego, California, owned by Continental California Corporation, (Continental) a wholly owned subsidiary of the Company which real property was pledged as collateral for the SASA Obligation, alleged to be $19,613,288.77 as of September 22, 1994. Pursuant to California law, the RTC may commence advertising the sale of the property three months after the recording date of the notice, with a sale date at least 20 days after commencement of advertising. The Company has a legal right to cure the default until 5 business days prior to the date set for the sale of the property.

     On February 2, 1995, the Company, along with two of its subsidiaries, filed a complaint in the United States District Court, Southern District of California, Case No. 950139R(RBB), against the RTC and SASA. The complaint alleged that the RTC and SASA have (i) breached their duties under the settlement agreement, as amended, (ii) breached their duty of good faith and fair dealing to the Company, and (iii) breached their fiduciary duties to the Company. Among other things, the Company, and its subsidiaries, seek relief against the RTC and SASA, as follows:
(i) for an injunction enjoining the RTC and SASA from foreclosing on, and selling the San Diego real property; (ii) for damages in excess of $50,000; and (iii) for an accounting by the RTC and SASA. On April 3, 1995, the United States District Court, Southern District of California, denied the Company's Motion for Preliminary Injunction.

     On April 26, 1995, Continental received a "Notice of Trustee's Sale Under Deed of Trust" scheduling a trustee's sale for May 19, 1995 at 9:00 a.m. of the real property owned by Continental located in San Diego, California. The trustee's sale was scheduled at the direction of "RTC as Receiver for San Antonio Savings" and stated that said sale was to be made "to satisfy the indebtedness secured by said deed of trust, advances thereunder, with interest as provided therein, and the unpaid principal balance due under the Settlement Agreement Dated June 18, 1988." The Notice of Trustee's Sale Under Deed of Trust stated that "the total amount of the unpaid balance of the obligation secured by the property to be sold and reasonable estimated costs, expenses and advances at the time of the initial publication of the Notice of Sale is: $20,483,558.50 ESTIMATED."

     The Company has filed a notice appealing the District Court's order denying the Motion for Preliminary Injunction. Additionally, the Company filed a Motion for Injunction Pending Appeal with the Federal District Court scheduled by the Federal District Court for May 8, 1995, which was denied. The Company is seeking stay relief from the Ninth Circuit Court of Appeals.

     As described in more detail in the Company's Annual Report on Form 10-K for the Year Ended December 31, 1994, the Company believes, among other things, that the amount sought to be collected by SASA/RTC is substantially in excess of the amount actually due. See the Company's Annual Report on Form 10-K for the Year Ended December 31, 1994, Part I, "Item 7, Management's Discussion and Analysis of Financial Condition and Result of Operations - Liquidity and Capital Resources." Should SASA/RTC successfully foreclose on Continental's real property, the Company's assets and the SASA Obligation, will be diminished to that extent. The magnitude of the difference between the amount of the SASA/RTC claim under the SASA Obligation and the amount believed by the Company to be due is so material as to make a reasonable estimation of the liquidity demands of satisfying the SASA Obligation unfeasible. If the full amount claimed due by SASA/RTC, which was $20,483,558.50 based on the Notice of Trustee's Sale dated April 26, 1995, is actually found by a court to be due, the Company does not have the assets or sources of capital to satisfy said amount within any reasonable short-term time frame. Depending on the amount found to be actually due by a court, if any, and the amount to which the Company is entitled to credit based on the valuation of the formerly owned New Jersey collateral, management will then be able to assess the requirements for and the potential sources of repayment, if any. Therefore, the Company cannot, at this time, accurately predict the impact of the SASA Obligation on the financial condition of the Company.

     In connection with the operation of the drying facility, the Company signed a two year lease with the current owner of the drying facility. Under the new lease, rental expense was reduced from $60,000 to $54,000 per year. The lease is effective as of March 1, 1995. The Company will pay $25,000 to California Dehydrating Company (Cal-Dehy), an entity owned by John B. Anderson, the Company's controlling stockholder and Chairman of the Company's Board of Directors, for use of the Cal-Dehy name.

     The Company is currently investigating the possibility of financing costs associated with the farming operations of the El
Dorado Vineyard. The Company is unable to predict what amount, if any, of financing may be available.

     In connection with its loan to Rancho Murieta Properties, Inc. (RMPI) and CBC Builders, Inc. (CBC), SHF Acquisition Corporation (SHF) entered into a settlement agreement between RMPI, CBC, Rancho Murieta Country Club (RMCC) and the Pension Trust Fund for Operating Engineers. The settlement agreement confirmed SHF's right to receive payment of the settlement proceeds which have been pledged to SHF and others. Under terms of an Inter-Creditor Agreement between MRI, SHF and RMPI's and CBC's legal counsel, SHF will receive approximately $345,000 of the settlement proceeds sometime during the current fiscal year.

     The Company continues to have ongoing cash requirements, which may be as much as $400,000 in the next twelve month period, arising out of environmental cleanup costs at its Hamburg Farm property. The Company has not made an accrual for the cost, if any, of removing the contaminated earth pending the results of the various ongoing tests.

     Certain of the matters discussed above are more fully described in the Company's Annual Report on Form 10-K for the year ended December 31, 1994. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

MATERIAL CHANGES IN RESULTS OF OPERATIONS

     When compared to the quarter ended March 31, 1994, net loss for the quarter ended March 31, 1995, increased by $36,000. The loss on the sale of lots at The Fairways, $21,000, consisted primarily of commissions, escrow charges and other selling costs. The increase in operating expenses of $53,000 was due in large part to an increase in legal fees resulting from the SASA/RTC litigation.

                             PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDING

     See "Part I, Item 2. Management's Discussion and Analysis of
Financial Condition and Results of Operations" for a discussion of recent events with SASA/RTC.

ITEM 2.   CHANGES IN SECURITIES

     The Company's second tier subsidiary, MRI, is prohibited from paying dividends to MRC which in turn is prohibited from paying dividends to the Company during the term of the settlement agreement with San Antonio Savings Association.

ITEM 3.   DEFAULT UPON SENIOR SECURITIES

     Dividends in arrears.  See Note 7 of Notes to Consolidated
Condensed Financial Statements.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     ITEM           DESCRIPTION
     27.01          Financial Data Schedule

(b)  Reports on Form 8-K

     Form 8-K, Item 5, dated February 2, 1995.

     Form 8-K, Item 5, dated February 9, 1995.

     Form 8-K, Item 5, dated April 3, 1995.

     Form 8-K, Item 5, dated April 26, 1995.


                                SIGNATURES


     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT
OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED
ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.



                                DUNES HOTELS AND CASINOS INC.
                                         Registrant



Date: May 12, 1995              By: /s/ James H. Dale
                                    James H. Dale
                                    Duly Authorized Officer and
                                    Chief Financial Officer




                                    EXHIBIT INDEX



ITEM                DESCRIPTION                                    PAGE NO.

27.01               Financial Data Schedule                           20