Form 10-Q
period 1995-06-30
DUNES HOTELS & CASINOS INC
filed 1995-08-11
CIK 24004

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.,  20549

                                 FORM 10-Q


(Mark One)
 X   Quarterly report pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934 for the quarterly period ended June 30, 1995 or
          Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period
          from                     to                   .

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

                                             Outstanding at
         CLASS                               AUGUST 10, 1995
Common Stock, $.50 par value                6,460,096 shares

This document consists of 24 pages with exhibits, 23 pages without exhibits.

              DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES

                       QUARTERLY REPORT ON FORM 10-Q

                    FOR THE PERIOD ENDED JUNE 30, 1995

                                   INDEX

                                                                       PAGE
Part I.   Financial Information

          ITEM 1.  FINANCIAL STATEMENTS

          Consolidated Condensed Balance Sheets
           June 30, 1995 and December 31, 1994                            3

          Consolidated Condensed Statements of Loss
           for the three months ended June 30, 1995 and 1994              5

          Consolidated Condensed Statements of Loss
           for the six months ended June 30, 1995 and 1994                6

          Consolidated Condensed Statements of Cash Flows
           for the six months ended June 30, 1995 and 1994                7

          Notes to Consolidated Condensed Financial
           Statements, June 30, 1995 and 1994                             8

          ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS                 16

Part II.  Other Information

          ITEM 1.  LEGAL PROCEEDING                                      20

          ITEM 2.  CHANGES IN SECURITIES                                 20

          ITEM 3.  DEFAULT UPON SENIOR SECURITIES                        20

          ITEM 5.  OTHER INFORMATION                                     20

          ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                      21

          Signatures                                                     22

ITEM 1.   FINANCIAL STATEMENTS


                      DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES

                            CONSOLIDATED CONDENSED BALANCE SHEETS

                             JUNE 30, 1995 AND DECEMBER 31, 1994


                                        ASSETS

                                                        June      December
                                                      30, 1995    31, 1994
                                                     (Unaudited)
                                                     (Dollars in thousands)

Current assets:
 Cash and cash equivalents                          $      946  $      874
 Marketable securities                                     504         855
 Receivables:
  Trade, less allowance of $87 in 1995                     366         514
  Notes:
   Related parties                                                     357
   Real estate sales, current portion                      383         335
 Current maturities of long-term notes receivable          536         655
 Growing crop inventory                                    228
 Prepaid expenses                                          233         249
                                                    ----------  ----------

         Total current assets                            3,196       3,839
                                                    ----------  ----------

Real estate held for development and sale                7,087       7,951
                                                    ----------  ----------

Property and equipment, less accumulated depreciation
and amortization, 1995, $293; 1994, $261                 4,527       4,744
                                                    ----------  ----------

Other assets:
 Long-term notes receivable, less current maturities:
  Related parties, including interest, less allowance
   of $2,649 in 1995 and $2,968 in 1994                    953       1,123
  Director, less allowance of $500 in 1995 and
   $427 in 1994                                            397         421
  Other, less allowance of $1,214 in 1995 and
   $1,174 in 1994                                          885         530
 Deferred tax asset, net of allowance of $16,427
   in 1995 and 1994
 Investments                                             1,822       1,346
 Deferred costs and other                                    8           8
                                                    ----------  ----------

                                                         4,065       3,428
                                                    ----------  ----------

                                                    $   18,875  $   19,962
                                                    ==========  ==========

                                 (continued)



                DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES

                    CONSOLIDATED CONDENSED BALANCE SHEETS

                     JUNE 30, 1995 AND DECEMBER 31, 1994


                     LIABILITIES AND SHAREHOLDERS' EQUITY

                                                        June      December
                                                      30, 1995    31, 1994
                                                     (Unaudited)
                                                     (Dollars in thousands)

Current liabilities:
 Short-term debt, contract payable                  $           $       76
 Current portion of long-term debt                          22          22
 San Antonio Savings Association (SASA)                 11,985      11,985
 Trade payables                                             66         174
 Accrued expenses and other                                100          58
 Accrued preferred stock dividend                          992         956
 Deferred income                                            48          23
 Income taxes, current                                     247         247
                                                    ----------  ----------

    Total current liabilities                           13,460      13,541
                                                    ----------  ----------

Other liabilities:
 Long-term debt, net of current portion                    127         146
                                                    ----------  ----------

                                                           127         146
                                                    ----------  ----------

Contingencies - Note 9

Shareholders' equity:
 Preferred stock - authorized 10,750,000 shares
  ($.50 par); issued 10,512 shares, Series B
  $7.50 cumulative Preferred stock, aggregate
  liquidation value $2,193                                   5           5
 Common stock, $.50 par; authorized 25,000,000
  shares; issued 7,799,780 shares, outstanding
  6,460,096 shares                                       3,900       3,900
 Capital in excess of par                               25,881      25,881
 Deficit                                               (22,668)    (21,681)
                                                    ----------- -----------

                                                         7,118       8,105

Treasury stock at cost; Preferred - Series B,
  902 shares, Common 1,339,684 shares                   (1,830)     (1,830)
                                                    ----------- -----------

    Total shareholders' equity                           5,288       6,275
                                                    ----------  ----------

                                                    $   18,875  $   19,962
                                                    ==========  ==========

          See notes to consolidated condensed financial statements.


                  DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES

                    CONSOLIDATED CONDENSED STATEMENTS OF LOSS

                    THREE MONTHS ENDED JUNE 30, 1995 AND 1994

                                  UNAUDITED

                                                        1995        1994
                                                      (Dollars in thousands,
                                                       except per share)

Income from real estate operations:
 Sales                                              $      882  $      100
 Cost of sales                                             774          93
                                                    ----------- -----------
                                                           108           7
                                                    ----------- -----------

 Rental income                                             131         227
 Storage and drying income                                 124
                                                    ----------- -----------
                                                           255         227
                                                    ----------- -----------
                                                           363         234

Operating expenses, including depreciation
  expense of $16,000 in 1995 and 1994                      661         579
                                                    ----------- -----------

Loss from operations before other (charges) credits       (298)       (345)
                                                    ----------- -----------

Other (charges) credits:
 Interest and dividend income, less allowance
  of $53 in 1994                                           137         112
 Interest expense                                           (1)         (1)
 Partnership loss                                         (325)
 Other                                                     (14)         47
                                                    ----------- -----------

                                                          (203)        158
                                                    ----------- -----------


Net loss                                            $     (501) $     (187)
                                                    =========== ===========




Net loss per common share                           $    (0.08) $    (0.02)
                                                    =========== ===========



        See notes to consolidated condensed financial statements.


               DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF LOSS

                  SIX MONTHS ENDED JUNE 30, 1995 AND 1994

                                  UNAUDITED

                                                        1995        1994
                                                      (Dollars in thousands
                                                       except per share)

Income from real estate operations:
 Sales                                              $    1,339  $      304
 Cost of sales                                           1,252         283
                                                    ----------- -----------
                                                            87          21
                                                    ----------- -----------

 Rental income                                             266         319
 Storage and drying income                                 167
                                                    ----------- -----------
                                                           433         319
                                                    ----------- -----------
                                                           520         340

Operating expenses, including depreciation
  expense of $32,000 in 1995 and 1994                    1,386       1,249
                                                    ----------- -----------

Loss from operations before other (charges) credits       (866)       (909)
                                                    ----------- -----------

Other (charges) credits:
 Interest and dividend income, less allowance
  of $102 in 1994                                          293         222
 Interest expense                                           (5)         (3)
 Partnership loss                                         (450)
 Other                                                      75          86
                                                    ----------- -----------

                                                           (87)        305
                                                    ----------- -----------


Net loss                                            $     (953) $     (604)
                                                    =========== ===========




Net loss per common share                           $    (0.15) $    (0.09)
                                                    =========== ===========



           See notes to consolidated condensed financial statements.


               DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES

              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                  SIX MONTHS ENDED JUNE 30, 1995 AND 1994

                                     UNAUDITED


                                                      1995        1994
                                                     (Dollars in thousands)

Cash flows from operating activities:
 Net cash provided by (used in) operating
 activities                                       $    1,473  $      (58)
                                                  ----------- -----------

Cash flows from investing activities:
 Decrease in cash held in escrow                                     132
 Increase in real estate held for sale                  (427)       (198)
 Increase in investments                              (1,043)       (363)
 (Increase) decrease in notes receivable                  88         188
 Sale of securities                                                  249
                                                  ----------- -----------

                                                      (1,382)          8
                                                  ----------- -----------

Cash flows from financing activities:
 Decrease in long-term debt                              (19)
 (Decrease) increase in short-term debt                             (100)
                                                  ----------- -----------

                                                         (19)       (100)
                                                  ----------- -----------
Increase (decrease) in cash and cash
 equivalents                                              72        (150)

Cash and cash equivalents, beginning
 of period                                               874         520
                                                  ----------- -----------

Cash and cash equivalents, end of period          $      946  $      370
                                                  =========== ===========


        See notes to consolidated condensed financial statements.

               DUNES HOTELS AND CASINOS INC. AND SUBSIDARIES

            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                           JUNE 30, 1995 AND 1994

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

     The Company did not consolidate Pine Ridge Joint Venture
      (PRJV), a joint venture in which the Company has a 51% interest at June 30, 1995, because the Company intends to liquidate its interest in 1995. PRJV is accounted for on the equity method.

     By the terms of the settlement agreement with San Antonio
      Savings Association, MRI is prohibited from paying dividends to MRC which, in turn, is prohibited from paying dividends to the Company (See Note 2 - Bankruptcy proceeding and Note 8 - San Antonio Savings Association
      (SASA)/Resolution Trust Corporation (RTC) ).

     The nature of the Company's operations is such that estimates must be used in the preparation of unaudited interim financial statements. In the opinion of management, all adjustments, which consisted of normal recurring entries, which are necessary to a fair statement of the results for the interim periods have been made. All intercompany accounts have been eliminated.

2.   Bankruptcy Proceeding:

     Continental owns four parcels of unimproved land located northwest of the city of San Diego, California.
      Continental's land is encumbered by a Deed of Trust in favor of The Resolution Trust Corporation (RTC) as Receiver for San Antonio Savings Association (SASA).

     On November 28, 1994, the RTC recorded a Notice of Default and Election to Sell. On April 26, 1995, Continental received a "Notice of Trustee's Sale Under Deed of Trust" scheduling a trustee sale of the Continental property for May 19, 1995. The Notice of Trustee's Sale Under Deed of Trust stated that "the total amount of the unpaid balance of the obligation secured by the property to be sold and reasonable estimated costs, expenses and advances at the time of the initial publication of the Notice of Sale is:
      $20,483,558.30 ESTIMATED."

     The Company, which had previously commenced an action against SASA/RTC in the United States District Court, Southern District of California (Case No. 95-0139R (RBB)), sought a Preliminary Injunction against the Trustee's Sale on Continental's property. On April 3, 1995, the United States District Court denied the Motion for Preliminary Injunction and, again, on May 8, 1995, denied the Company's Motion for Injunction Pending Appeal. The Company then sought stay relief from the United States Court of Appeals for the Ninth Circuit. On May 18, 1995, the United States Court of Appeals denied the Company's stay relief request.

     Because the Trustee's Sale was scheduled for May 19, 1995, and Continental's land would otherwise be subject to sale on that date, Continental filed a Petition for Relief Under Chapter 11 of the United States Bankruptcy Code on May 18, 1995. The Petition for Relief was filed in the United States District Court, District of Nevada, Case No. 95-21992 LBR.

     On June 19, 1995, the RTC filed, in the United States
      Bankruptcy Court, District of Nevada, a Motion to Dismiss or, alternatively, to Transfer Venue. On July 13, 1995, the Bankruptcy Court ruled that Continental's Bankruptcy Case be moved to The United States Bankruptcy Court for the Southern District of California. The Bankruptcy Court did not rule on the Motion to Dismiss.

     The Company has been notified that Continental's bankruptcy case was received by the United States Bankruptcy Court, Southern District of California on July 27, 1995 and was assigned case number 95-07973-A11.

3.   Description of business:

     The Company is engaged principally in real estate investment and lending activities and with respect to certain properties, limited agricultural and certain development operations, the most significant of which has been retail land sales. The Company considers its business to be comprised of one segment, the acquisition and development and sale of real estate.

4.   Related party transactions:

     John B. Anderson (Anderson), the Company's controlling stockholder and Chairman of the Board of Directors of the Company and entities owned or controlled by him (Anderson Entities) own approximately 67.6% of the Company's common stock as of August 10, 1995 (See Note 11 - Subsequent event).

     From time to time the Company has made loans to various
      Anderson Entities and to Directors and Executive Officers of the Company, details of which are more fully described in the Company's Form 10-K for the year ended December 31, 1994.

     During 1990 and 1991, the Company, through certain of its subsidiaries, made loans to Rancho Murieta Properties, Inc.
      (RMPI) and to CBC Builders, Inc. (CBC) each of which are Anderson Entities located in Rancho Murieta, California, details of which are more fully described in the Company's Form 10-K for the year ended December 31, 1994. See "Item
      1. Business - Other Activities - Certain Loans - Rancho Murieta Properties, Inc./CBC Builders, Inc." In connection with a settlement agreement (the Agreement) between RMPI, the Pension Trust Fund for Operating Engineers and Rancho Murieta Country Club, the Agreement provides for a payment in satisfaction of certain of the obligations that have been pledged to SHF and MRI. Pursuant to the terms of an Inter-Creditor Agreement entered into between SHF, MRI and RMPI's and CBC's legal counsel, MRI and SHF received, on July 7, 1995, $345,337 of the final settlement payment.
      The balance of the amounts due from RMPI and CBC have been fully reserved as of June 30, 1995.

     In connection with MRI's loan to Baby Grand Corp. (BGC), an
      Anderson Entity, and pursuant to the terms of a related settlement agreement among MRI, Bank One, Arizona, NA, and BGC, MRI purchased from BGC an option to acquire approximately 1,690 acres of farm land located in Solano County, California, for a price of $1,043,902, all of which is more fully described in the Company's Form 10-K for the year ended December 31, 1994. See "Item 1. Business - Other Activities - Certain Loans - Baby Grand Corp."

     The loan from the Company to El Dorado Vineyards, Inc., an entity wholly owned by Andrew Marincovich, a member of the Company's Board of Directors and Chairman of the Company's Audit Committee, is described in detail in the Company's Form 10-K for the year ended December 31, 1994. See "Item
      1. Business - Other Activities - Certain Loans -
      Directors."

5.   Investment - Pine Ridge Joint Venture:

     The Company's investment in PRJV is described in detail in the Company's Form 10-K for the year ended December 31, 1994, "Item 1. - Business - Real Estate and Related
      Activities - AJD Joint Venture."

     Summarized condensed financial information of PRJV as of June 30, 1995 and for the six months then ended is as follows:

                                           (Dollars in thousands)
     INCOME STATEMENT DATA
      Sales                                          $   1,019
      Cost of sales                                      1,470
      Loss from operations                                 546
      Net loss                                             546

     BALANCE SHEET DATA
      Assets
          Cash                                       $       4
          Work in progress, including
           land held for sale                              795
          Other                                             59
      Liabilities and Equity
          Accounts payable                           $     319
          Construction and land loans payable              723
          Equity (Deficit)                                (184)

6.   Real Estate Held for Investment and Sale:

     Included in Real Estate Held for Investment and Sale are 53 single family residential lots located in the city of North Las Vegas. The Company acquired the lots through a foreclosure sale, by bidding in indebtedness owed to one of its subsidiaries. The lots were previously owned by PRJV.

7.   Drying facility:

     On March 1, 1995, the Company signed a two year lease with the new owner of the drying facility located in Davis, California. Annual rental is $54,000. The Company will pay to California Dehydrating Company (Cal Dehy), an Anderson Entity, $25,000, payable $5,000 monthly, for use of the Cal Dehy name.

8.   San Antonio Savings Association (SASA)/Resolution Trust
     Corporation (RTC):

     On February 2, 1995, the Company, along with two of its subsidiaries, filed a complaint in the United States District Court, Southern District of California, Case No. 95-0139R (RBB) against the RTC and SASA. Subsequent to the Company's filing its complaint, the RTC filed a Motion To Dismiss For Improper Venue. The hearing on the RTC's motion is scheduled for August 14, 1995.

     The RTC alleges the amount due to be $23,654,783 as of July
      1, 1995.

     The Company's obligation to SASA/RTC is described in detail in the Company's Form 10-K for the year ended December 31, 1994, "Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations", and in the Company's reports on Form 8-K dated February 2, 1995, April 3, 1995, April 26, 1995 and May 18, 1995 (See Note 2 -
      Bankruptcy proceeding and Part I, "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations").

9.   Contingencies:

     a. The Company is involved in various legal proceedings which are considered to be ordinary routine litigation incident to its business. The Company believes that the impact, if any, will not materially affect the Company's operating results or consolidated financial position.

     b. The Company's general liability insurance carrier for the period August 1982 to November 1983 is in receivership. The Company's general liability insurance carrier for the period August 1979 to August 1982 is also in receivership. Insurance coverage for certain claims pending against the Company are dependent upon the financial condition of these insurance companies. Several claims are pending against the Company for which the Company claims coverage under policies issued to it by these two carriers. The potential liability to the Company cannot be determined. However, the Nevada Insurance Guaranty Association provides coverage to the Company similar to that provided under policies by these general liability carriers subject to certain limitations, including a limitation of $300,000 for each covered claim, as set forth in the Nevada Insurance Guaranty Association Act. The Company believes that final resolution will not materially affect its consolidated financial position or operating results.

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

     c.   (continued)

          Because of the ongoing testing, the State has not imposed a disposal date upon the Company. Cost of disposal is estimated at $100 per cubic yard. The Company is unable to predict when the ongoing testing will be complete or what the outcome of these tests will be. As of June 30, 1995, the Company has paid $446,000 and accrued $62,000 relating to the clean up, including the $100,000 expended for the diesel storage tank. The Company has not made an accrual for the cost, if any, of removing the contaminated earth pending the results of the various ongoing tests.

     d. The Company has received a notice from the State of California Franchise Tax Board (FTB) wherein the FTB alleges that one of the Company's subsidiaries owes California franchise tax, penalties and interest of approximately $500,000. The FTB claims that the Company is not permitted to file a unitary tax return in California. The Company has retained legal counsel to resolve the matter with the FTB. The matter is currently being appealed to the California State Board of Equalization.

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

10.  Earnings per share:

     Earnings per common share has been computed using the number of common shares outstanding as of June 30, 1995.
      Dividends on non-convertible preferred stock Series B have been deducted from income or added to the loss applicable to common shares. Dividends accrued on preferred shares, in arrears since the second quarter 1982, amount to $992,000 as of June 30, 1995.

11.  Subsequent event.

     A substantial portion of the shares of the Company's common stock beneficially owned by John B. Anderson, the Company's Chairman of the Board and controlling stockholder, are the subject of a pledge in favor of Eurekabank, formerly Eureka Federal Savings and Loan Association. The Federal Deposit Insurance Corporation (FDIC), the successor-in-interest to Eurekabank, has previously asserted beneficial ownership as to such shares pursuant to SEC Schedule 13D dated February 12, 1993.

     In July 1995, FDIC, as successor and assignee to Eurekabank, filed an action in the United States District Court for the District of Nevada seeking various legal remedies, including the possession and injunction and sale of collateral, which collateral includes the Company's shares beneficially owned by Mr. Anderson which are subject to the Eurekabank pledge. Should the Court grant FDIC/Eurekabank's requested relief with respect to the Company's shares beneficially owned by Mr. Anderson, a change of control of the Company may occur.

                 DUNES HOTELS AND CASINOS INC.

                 QUARTERLY REPORT ON FORM 10-Q

               FOR THE PERIOD ENDED JUNE 30, 1995


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
       CONDITION AND RESULTS OF OPERATIONS

     MATERIAL CHANGES IN FINANCIAL CONDITION. As of June 30, 1995, the Company had a deficit working capital of $10,264,000 as compared to a deficit working capital of $9,702,000 as of December 31, 1994. During the quarter ended June 30, 1995, cash and cash equivalents increased by $72,000 from $874,000 at December 31, 1994 to $946,000 at June 30, 1995. The most significant sources of cash were provided by operations ($1,473,000). The most significant uses of cash during the six months ended June 30, 1995 were the purchase of the Solano County Option ($1,043,00) and the acquisition of the 53 residential lots in North Las Vegas ($427,000).

     The principal demands on the Company's liquidity continue to be to fund, when resolved, the obligation owing to San Antonio Savings Association/Resolution Trust Corporation (SASA/RTC) and legal fees related to the litigation arising thereunder; to fund ongoing expenses at The Fairways, a subdivision of estate lots in Rancho Murieta, California, developed and being sold by the Company; to fund the costs of operations of Pine Ridge Joint Venture (PRJV); to fund the costs of farming at El Dorado Vineyards; to fund any payments that may be required by the first lien holder on the El Dorado Vineyard property; to fund the required repurchase for $170,000 of certain shares of the Company's stock from the Shenker Estate; and to fund general and administrative expenses.

     The Company believes that the sources of required liquidity will be cash generated from the storage and drying facility in Davis, California; operation of El Dorado Vineyards; anticipated lot sales at The Fairways; sale of the El Dorado Vineyards land and the recovery of a portion of its investment in PRJV. Based on known commitments, but, however, subject to the possible adverse effects of SASA/RTC collecting the amount claimed due by SASA/RTC under the SASA Obligation (as defined and described in more detail below), the Company believes that the sources of cash described above will be adequate to fund known liquidity requirements. The occurrence of any other presently unknown material adverse event could hinder the Company's ability to generate sufficient cash to meet its actual liquidity requirements. Depending on the magnitude, timing and related circumstances of any such foregoing events, the Company may be required to liquidate certain or substantially all of its assets or to take other steps to respond to cash demands and preserve the Company's assets and operations.

     SASA obtained a judgment (the SASA Obligation) against the Company in 1988 arising from the Company's guarantee of a $15,000,000 loan secured by real property in Atlantic City, New Jersey. The Company and SASA entered into a settlement agreement effective June 28, 1988, in connection with the SASA Obligation (the settlement agreement and the SASA Obligation are collectively referred to herein as the SASA Obligation). A detailed discussion of the events leading up to the declaration of default by SASA and RTC under the SASA Obligation is contained in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," Form 10-K for the year ended December 31, 1994.

     On November 28, 1994, the RTC recorded a notice of default and election to sell under a deed of trust securing certain real property located in San Diego, California, owned by Continental California Corporation, (Continental) a wholly owned subsidiary of the Company which real property was pledged as collateral for the SASA Obligation, which obligation was alleged by SASA/RTC to be $19,613,288 as of September 22, 1994.

     On February 2, 1995, the Company, along with two of its subsidiaries, filed a complaint in the United States District Court, Southern District of California, Case No. 95-0139R (RBB), against the RTC and SASA. The complaint alleged that the RTC and SASA have (i) breached their duties under the settlement agreement, as amended, (ii) breached their duty of good faith and fair dealing to the Company, and (iii) breached their fiduciary duties to the Company. Among other things, the Company, and its subsidiaries, seek relief against the RTC and SASA, as follows:
(i) for an injunction enjoining the RTC and SASA from foreclosing on, and selling the San Diego real property; (ii) for damages in excess of $50,000; and (iii) for an accounting by the RTC and SASA. On April 3, 1995, the United States District Court, Southern District of California, denied the Company's Motion for Preliminary Injunction. Subsequent to the Company's filing its complaint, the RTC filed a Motion To Dismiss For Improper Venue. The hearing on the RTC's motion is scheduled for August 14, 1995.

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

     The Company filed a notice appealing the District Court's order denying the Motion for Preliminary Injunction. Additionally, the Company filed a Motion for Injunction Pending Appeal with the Federal District Court scheduled by the Federal District Court for May 8, 1995, which was denied. The Company then sought stay relief from the United States Court of Appeals for the Ninth Circuit. On May 18, 1995, the United States Court of Appeals denied the Company's stay relief request.

     Because the Trustee's Sale was scheduled for May 19, 1995, and Continental's land would otherwise be subject to sale on that date, Continental filed a Petition for Relief Under Chapter 11 of the United States Bankruptcy Code on May 18, 1995. The Petition for Relief was filed in the United States District Court, District of Nevada, Case No. 95-21992 LBR.

     On June 19, 1995, the RTC filed, in the United States Bankruptcy Court, District of Nevada, a Motion to Dismiss or, alternatively, to Transfer Venue. On July 13, 1995, the Bankruptcy Court ruled that Continental's Bankruptcy Case be moved to The United States Bankruptcy Court for the Southern District of California. The Bankruptcy Court did not rule on the Motion to Dismiss. The Company has been notified that Continental's bankruptcy case was received by the United States Bankruptcy Court, Southern District of California on July 27, 1995 and assigned case number 95-07973-A11.

     As described in more detail in the Company's Annual Report on Form 10-K for the Year Ended December 31, 1994, the Company believes, among other things, that the amount sought to be collected by SASA/RTC is substantially in excess of the amount actually due. See the Company's Annual Report on Form 10-K for the Year Ended December 31, 1994, Part I, "Item 7, Management's Discussion and Analysis of Financial Condition and Result of Operations - Liquidity and Capital Resources." Should SASA/RTC successfully foreclose on Continental's real property, the Company's assets and the SASA Obligation will be diminished to that extent. The magnitude of the difference between the amount of the SASA/RTC claim under the SASA Obligation and the amount believed by the Company to be due is so material as to make a reasonable estimation of the liquidity demands of satisfying the SASA Obligation unfeasible. If the full amount claimed due by SASA/RTC, which is alleged by SASA/RTC to be $23,654,783 as of July 1, 1995, is actually found by a court to be due, the Company does not have the assets or sources of capital to satisfy said amount within any reasonable short-term time frame. Depending on the amount that is finally determined to be due the SASA/RTC, either by a court, or through settlement, management will then be able to assess the requirements for and the potential sources of repayment, if any. Therefore, the Company cannot, at this time, accurately predict the impact of the SASA Obligation on the financial condition of the Company.

     On June 30, 1995, the Company paid the interest payment that was due on the El Dorado Vineyard loan. At the same time the Company is in the process of renegotiating, on behalf of

Mr. Marincovich, the loan on the El Dorado Vineyard property on terms that are acceptable to the Company. There is no agreement in place with the lender. The Company is not expected to be a party to the loan. However, the Company has obtained financing for the picking, packing and selling of the El Dorado Vineyard crop.

     In connection with its loan to Rancho Murieta Properties, Inc. (RMPI) and CBC Builders, Inc. (CBC), SHF Acquisition Corporation (SHF) entered into a settlement agreement between RMPI, CBC, Rancho Murieta Country Club (RMCC) and the Pension Trust Fund for Operating Engineers. The settlement agreement confirmed SHF's right to receive payment of the settlement proceeds which have been pledged to SHF and others. Under terms of an Inter-Creditor Agreement between MRI, SHF and RMPI's and CBC's legal counsel, SHF received $345,337 on July 7, 1995.

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

MATERIAL CHANGES IN RESULTS OF OPERATIONS

     THREE MONTHS ENDED JUNE 30, 1995, COMPARED WITH THE THREE MONTHS ENDED JUNE 30, 1994. When compared with the three months ended June 30, 1994, net loss for the three months ended June 30, 1995 increased by $314,000. The increases in sales, cost of sales and income from real estate operations were due in large part to a sale of one of the Hamburg Farms parcels. The increase in operating expense was due primarily to an increase in legal fees resulting from the SASA/RTC litigation.

     SIX MONTHS ENDED JUNE 30, 1995, COMPARED WITH THE SIX MONTHS ENDED JUNE 30, 1994. When compared to the six months ended June 30, 1994, net loss for the six months ended June 30, 1995 increased by $349,000. The increases in sales, cost of sales and income from real estate operations were due in large part to a sale of one of the Hamburg Farms parcels. The increase in operating expense was due primarily to an increase in legal fees resulting from the RTC/SASA litigation.

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

ITEM 3.   DEFAULT UPON SENIOR SECURITIES

     Dividends in arrears.  See Note 10 of Notes to Consolidated
Condensed Financial Statements.

ITEM 5.   OTHER INFORMATION

     As previously reported, a substantial portion of the shares of the Company's common stock beneficially owned by John B. Anderson, the Company's Chairman of the Board and controlling stockholder, are the subject of a pledge in favor of Eurekabank, formerly Eureka Federal Savings and Loan Association. The Federal Deposit Insurance Corporation (FDIC), the successor-in-interest to Eurekabank, has previously asserted beneficial ownership as to such shares pursuant to SEC Schedule 13D dated February 12, 1993. See, the Company's Annual Report on Form 10-K for year ended December 31, 1994, "Item 12. Security Ownership of Certain Beneficial Owners and Management."

     In July 1995, FDIC, as successor and assignee to Eurekabank, filed an action in the United States District Court for the District of Nevada seeking various legal remedies, including the possession and injunction and sale of collateral, which collateral includes the Company's shares beneficially owned by Mr. Anderson which are subject to the Eurekabank pledge. Should the Court grant FDIC/Eurekabank's requested relief with respect to the Company's shares beneficially owned by Mr. Anderson, a change of control of the Company may occur.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     ITEM      DESCRIPTION
     27.01          Financial Data Schedule

(b)  Reports on Form 8-K

     Form 8-K, Item 5, dated April 3, 1995.

     Form 8-K, Item 5, dated April 26, 1995.

     Form 8-K, Item 5, dated May 18, 1995.

                            SIGNATURES


     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT
OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED
ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.



                                    DUNES HOTELS AND CASINOS INC.
                                              Registrant



Date:  August 11, 1995             By:   /s/ James H. Dale
                                         James H. Dale
                                         Duly Authorized Officer
                                         and Chief Financial
                                         Officer

                                EXHIBIT INDEX



ITEM                DESCRIPTION                                       PAGE NO.

27.01               Financial Data Schedule                                 24