Form 10-Q
period 1995-09-30
DUNES HOTELS & CASINOS INC
filed 1995-11-14
CIK 24004

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.,  20549
                                 FORM 10-Q

(Mark One)
 X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended SEPTEMBER 30, 1995 or
     Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period
     from                     to                   .
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

                   Applicable Only to Corporate Issuers
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
                                             Outstanding at
       Class                               November 10, 1995
Common Stock, $.50 par value                6,375,095 shares

This document consists of 131 pages with exhibits, 28 pages without exhibits.
The Exhibit Index is on page 28.

              DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES

                       QUARTERLY REPORT ON FORM 10-Q

                  FOR THE PERIOD ENDED SEPTEMBER 30, 1995

                                   INDEX

                                                                       PAGE
Part I.   Financial Information

          ITEM 1.  FINANCIAL STATEMENTS

          Consolidated Condensed Balance Sheets
           September 30, 1995 and December 31, 1994                       3

          Consolidated Condensed Statements of Loss
           for the three months ended September 30,
           1995 and 1994                                                  5

          Consolidated Condensed Statements of Loss
           for the nine months ended September 30,
           1995 and 1994                                                  6

          Consolidated Condensed Statements of Cash Flows
           for the nine months ended September 30,
           1995 and 1994                                                  7

          Notes to Consolidated Condensed Financial
           Statements, September 30, 1995 and 1994                        8

          ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS                 20

Part II.  Other Information

          ITEM 1.  LEGAL PROCEEDING                                      25

          ITEM 2.  CHANGES IN SECURITIES                                 25

          ITEM 3.  DEFAULT UPON SENIOR SECURITIES                        25

          ITEM 5.  OTHER INFORMATION                                     25

          ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                      26

          Signatures                                                     27


ITEM 1.   FINANCIAL STATEMENTS


                    DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES

                         CONSOLIDATED CONDENSED BALANCE SHEETS

                        SEPTEMBER 30, 1995 AND DECEMBER 31, 1994


                                         ASSETS

                                                     September    December
                                                      30, 1995    31, 1994
                                                     (Unaudited)
                                                     (Dollars in thousands)

Current assets:
 Cash and cash equivalents                          $      600  $      874
 Marketable securities                                     513         855
 Receivables:
  Trade                                                    201         514
  Notes:
   Related parties, current portion                        376         357
   Real estate sales, current portion                      410         335
 Current maturities of other long-term notes receivable                655
 Growing crop and cattle inventory                         387
 Prepaid expenses                                          185         249

         Total current assets                            2,672       3,839

Real estate held for development and sale                6,996       7,951

Property and equipment, less accumulated depreciation
 and amortization, 1995, $304; 1994, $261                4,515       4,744

Other assets:
 Long-term notes receivable, less current maturities:
  Related parties, including interest, less allowance
  of $2,620 in 1995 and $2,968 in 1994                     887       1,123
  Director, less allowance of $500 in 1995 and $427 in
  1994                                                     445         421
  Other, less allowance of $1,234 in 1995 and $1,174
  in 1994                                                  894         530
 Deferred tax asset, net of allowance of $16,427 in
  1995 and 1994
 Investments                                             2,145       1,346
 Deferred costs and other                                    8           8

                                                         4,379       3,428

                                                    $   18,562  $   19,962

                                   (continued)


                    DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES

                         CONSOLIDATED CONDENSED BALANCE SHEETS

                        SEPTEMBER 30, 1995 AND DECEMBER 31, 1994


                          LIABILITIES AND SHAREHOLDERS' EQUITY

                                                     September    December
                                                      30, 1995    31, 1994
                                                     (Unaudited)
                                                     (Dollars in thousands)
Current liabilities:
 Short-term debt, contract payable                  $      118  $       76
 Current portion of long-term debt                          22          22
 San Antonio Savings Association (SASA)                 11,985      11,985
 Trade payables                                             83         174
 Accrued expenses and other                                127          58
 Accrued preferred stock dividend                        1,010         956
 Deferred income                                            71          23
 Income taxes, current                                     247         247

    Total current liabilities                           13,663      13,541

Other liabilities:
 Long-term debt, net of current portion                    125         146


Contingencies - Note 9

Shareholders' equity:
 Preferred stock - authorized 10,750,000 shares
  ($.50 par); issued 10,512 shares, Series B
  $7.50 cumulative Preferred stock, aggregate
  liquidation value $2,211                                   5           5
 Common stock, $.50 par; authorized 25,000,000
  shares; issued 7,799,780 shares, outstanding
  6,375,095 shares                                       3,900       3,900
 Capital in excess of par                               25,881      25,881
 Deficit                                               (23,012)    (21,681)

                                                         6,774       8,105

Treasury stock at cost; Preferred - Series B, 902
 shares in 1995 and 1994, Common 1,424,684 shares
 in 1995 and 1,339,684 shares in 1994                   (2,000)     (1,830)

    Total shareholders' equity                           4,774       6,275

                                                    $   18,562  $   19,962


          See notes to consolidated condensed financial statements.



                    DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES

                       CONSOLIDATED CONDENSED STATEMENTS OF LOSS

                    THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

                                       UNAUDITED

                                                          1995        1994
                                                        (Dollars in thousands,
                                                         except per share)
Income from real estate operations:
 Sales                                              $      143  $      293
 Cost of sales                                              96         289
                                                            47           4

 Rental income                                              77         183
 Storage and drying income                                 108         257
                                                           185         440
                                                           232         444

Operating expenses, including depreciation
  expense of $16,000 in 1995 and 1994                      745         686

Loss from operations before other (charges) credits       (513)       (242)

Other (charges) credits:
 Interest and dividend income                              180         163
 Interest expense                                           (2)         (2)
 Other                                                       8          23

                                                           186         184


Net loss                                            $     (327) $      (58)





Net loss per common share                           $    (0.05) $



        See notes to consolidated condensed financial statements.



                    DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED STATEMENTS OF LOSS

                    NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

                                      UNAUDITED

                                                          1995        1994
                                                        (Dollars in thousands,
                                                         except per share)
Income from real estate operations:
 Sales                                              $    1,482  $      597
 Cost of sales                                           1,348         573
                                                           134          24

 Rental income                                             343         453
 Storage and drying income                                 274         306
                                                           617         759
                                                           751         783

Operating expenses, including depreciation
  expense of $48,000 in 1995 and 1994                    2,131       1,936

Loss from operations before other (charges) credits     (1,380)     (1,153)

Other (charges) credits:
 Interest and dividend income                              500         487
 Interest expense                                           (7)         (5)
 Partnership loss                                         (450)
 Other                                                      57         110

                                                           100         592


Net loss                                            $   (1,280) $     (561)





Net loss per common share                           $    (0.20) $    (0.08)



           See notes to consolidated condensed financial statements.



                    DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES

                   CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                    NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

                                      UNAUDITED


                                                       1995        1994
                                                    (Dollars in thousands)

Cash flows from operating activities:
 Net cash provided by operating activities        $    1,253  $      673

Cash flows from investing activities:
 Decrease in cash held in escrow                                     129
 Increase in real estate held for sale                  (427)       (317)
 Increase (decrease) in investments                   (1,122)       (403)
 (Increase) decrease in notes receivable                            (682)
 Sale of securities                                      213         426
 Purchase of Treasury stock                             (170)

                                                      (1,506)       (847)

Cash flows from financing activities:
 Decrease in long-term debt                              (21)         (4)
 (Decrease) increase in short-term debt                             (125)

                                                         (21)       (129)

Increase (decrease) in cash and cash
 equivalents                                            (274)       (303)

Cash and cash equivalents, beginning
 of period                                               874         520


Cash and cash equivalents, end of period          $      600  $      217



         See notes to consolidated condensed financial statements.



            DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES

         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                      SEPTEMBER 30, 1995 AND 1994

                              UNAUDITED


1.   Summary of significant accounting policies:

     The accompanying consolidated financial statements include the accounts of Dunes Hotels and Casinos Inc. (the Company) and its wholly-owned subsidiaries Continental California Corporation (Continental), Dunes, Inc., Dunes Hotel and Casino of Atlantic City, Inc. (DAC), M & R Corporation
      (MRC) and MRC's subsidiary M & R Investment Company, Inc.
      (MRI) and MRI's subsidiaries SHF Acquisition Corporation
      (SHF) and Southlake Acquisition Corporation (Southlake). The Company has been advised by the State of New Jersey, Department of State, Division of Commercial Recording that neither Dunes, Inc. nor DAC filed reports required by state statute for two consecutive years. As a result, as of February 8, 1995, the State of New Jersey revoked the active status of Dunes, Inc. and DAC, which can result in denial of their privilege of doing business under their respective current names. The Company has no current plans to resume operations or pursue business opportunities in New Jersey and does not intend to contest the action.

     The Company did not consolidate Pine Ridge Joint Venture
      (PRJV), a joint venture in which the Company has a 51% interest at September 30, 1995, because the Company intends to liquidate its interest in 1995. PRJV is accounted for on the equity method.

     Growing crop inventory consists of costs associated with table grapes, being grown by the Company, at El Dorado Vineyards. The inventory is stated at cost which is not in excess of market. Cattle inventory consists of the cost of cattle held in a feed lot for future sale. The cattle inventory is stated at cost which is not in excess of market.

     By the terms of the original settlement agreement, entered into in 1988, with San Antonio Savings Association (SASA Obligation), MRI is prohibited from paying dividends to MRC which, in turn, is prohibited from paying dividends to the Company. However, see Note 8 below and "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Material Changes in Financial Condition" regarding a new settlement agreement (defined below as the 1995 Settlement Agreement) which, when effective, will supersede the SASA Obligation.

1.   Summary of significant accounting policies (continued):

     Certain amounts in the Company's Consolidated Condensed
      Financial Statements of Loss for the three months and nine months ended September 30, 1994, have been reclassified to conform to the 1995 presentation. Such reclassifications had no effect on the results of operations.

     The nature of the Company's operations is such that estimates must be used in the preparation of unaudited interim financial statements. In the opinion of management, all adjustments, which consisted of normal recurring entries, which are necessary to a fair statement of the results for the interim periods have been made. All intercompany accounts have been eliminated.

2.   Bankruptcy Proceeding:

     Continental owns four parcels of unimproved land located northwest of the city of San Diego, California. Continental's land is encumbered by a Deed of Trust in favor of The Resolution Trust Corporation, solely in its capacity as Receiver for San Antonio Savings Association,
      F. A. (the RTC).

     As previously reported, to avert a trustee's sale of Continental's land scheduled by the RTC for May 19, 1995, Continental filed a Petition for Relief Under Chapter 11 of the United States Bankruptcy Code on May 18, 1995. The Petition for Relief was filed in the United States District Court, District of Nevada, Case No. 95-21992 LBR.

     On July 13, 1995, the Bankruptcy Court transferred
      Continental's Bankruptcy Case to The United States Bankruptcy Court for the Southern District of California. Continental's bankruptcy case was received by the United States Bankruptcy Court, Southern District of California on July 27, 1995 and was assigned Case No. 95-07973-A11. A hearing was held in the San Diego Bankruptcy Court on November 9, 1995, at which time the Continental bankruptcy case was dismissed. The dismissal is subject to a 10 day appeal period. Refer to Note 8 of Notes to Consolidated Condensed Financial Statements regarding a proposed settlement between the RTC and the Company.

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

4.   Related party transactions:

     a. John B. Anderson (Anderson), the Company's controlling stockholder and Chairman of the Board of Directors of the Company and entities owned or controlled by him (Anderson Entities) own approximately 68.5% of the Company's common stock as of November 10, 1995 (See
          Note 12 - Stock ownership).

     b.   From time to time the Company has made loans to various
          Anderson Entities and to Directors and Executive
          Officers of the Company, details of which are more fully described in the Company's Form 10-K for the year ended December 31, 1994.

     c. During 1990 and 1991, the Company, through certain of its subsidiaries, made loans to Rancho Murieta Properties, Inc. (RMPI) and to CBC Builders, Inc. (CBC) each of which are Anderson Entities located in Rancho Murieta, California, details of which are more fully described in the Company's Form 10-K for the year ended December 31, 1994. See "Item 1. Business - Other Activities - Certain Loans - Rancho Murieta Properties, Inc./CBC Builders, Inc." In connection with a settlement agreement (the Agreement) between RMPI, the Pension Trust Fund for Operating Engineers and Rancho Murieta Country Club, the Agreement provided for a payment in satisfaction of certain of the obligations that have been pledged to SHF and MRI. Pursuant to the terms of an Inter-Creditor Agreement entered into between SHF, MRI and RMPI's and CBC's legal counsel, MRI and SHF received, on July 7, 1995, $345,337 of the final settlement payment. The Company does not believe that it will collect anything further on the RMPI and CBC notes. The balance of the amounts due from RMPI and CBC have been fully reserved as of September 30, 1995.

4.   Related party transactions (continued):

     d. Baby Grand Corp. (BGC), an Anderson Entity, was indebted to the Company in the approximate amount of $2,830,000, including accrued interest of $307,200 as of September 30, 1995. The BGC indebtedness is more fully described in the Company's Form 10-K for the year ended December 31, 1994. See "Item 1. Business - Other Activities - Certain Loans - Baby Grand Corp." On September 27, 1995, the Company received notice that West Coast Mortgage Holdings, Inc. (WCMH), the holder of the first trust deed indebtedness on BGC's primary asset, sent to BGC a Notice of Breach of Covenant and Event of Default (the Notice) arising out of the stipulated appointment of a receiver for Mr. Anderson's assets. See Note 12 of Notes to Consolidated Condensed Financial Statements. WCMH alleges that the appointment of a receiver constitutes an event of default under the WCMH loan. An event of a default under the WCMH loan is an event of default under the loan to BGC by MRI. The Notice could have a detrimental impact on BGC which in turn would have a detrimental impact on MRI in that MRI may be unable to collect amounts owing to it by BGC. The Company believes that under Nevada law, if WCMH intends to exercise its default remedies against BGC, WCMH must cause to be recorded a statutorily required notice of breach which will then commence a statutorily mandated time period of in excess of three months before a non-judicial trustee sale of BGC's primary asset can occur. The Company has not been notified that WCMH has recorded any statutorily required notice. Other remedies may also be available to WCMH. If WCMH commences such steps, the Company intends to take such actions as are necessary to protect its interests and preserve its collateral for the BGC indebtedness. The Company is unable to predict what the outcome of the Notice will be.

     e. The loan from the Company to El Dorado Vineyards, Inc., an entity wholly-owned by Andrew Marincovich, a member of the Company's Board of Directors and Chairman of the Company's Audit Committee, is described in detail in the Company's Form 10-K for the year ended December 31, 1994. See "Item 1. Business - Other Activities - Certain Loans - Directors."

4.   Related party transactions (continued):

     e.   (continued)

          On June 30, 1995, the Company, on behalf of Mr.
          Marincovich, paid the interest payment that was due on the El Dorado Vineyard loan. The Company is in the process of assisting Mr. Marincovich in renegotiating the loan on the El Dorado Vineyard property.

          The lender has indicated its willingness to extend the loan for an additional five year period at an interest rate of 8.8%. As consideration for extending the loan, the lender will require an immediate principal reduction of $75,000, a principal payment of $75,000 on January 1, 1996, and thereafter, principal payments in the amount of $50,000 semi-annually, beginning July 1, 1996. The entire outstanding principal balance on the note, plus accrued interest thereon, will be due and payable on July 1, 2000. Although the Company would not be a party to the loan, it is expected that the Company would have to make the payments on the loan, on behalf of Mr. Marincovich, in order to recover some or all of the money that has been loaned to El Dorado Vineyards, Inc. by the Company. Mr. Marincovich had previously executed a "Durable Special Power of Attorney" appointing James H. Dale, President of MRI, to lease, sell, mortgage, and/or transfer the El Dorado Vineyard Property.

          In connection with the operations of El Dorado Vineyards, the Company has obtained financing for the picking, packing and selling of the El Dorado Vineyard crop. Based on production and sales reports, the Company believes it will recover its costs incurred in growing the crop.

5.   Investments:

     a. The Company's investment in PRJV is described in detail in the Company's Form 10-K for the year ended December
          31, 1994, "Item 1. - Business - Real Estate and Related
          Activities - AJD Joint Venture."

5.   Investments (continued):

          Summarized unaudited condensed financial information of PRJV as of September 30, 1995 and for the nine months then ended is as follows:
                                           (Dollars in thousands)
          Income Statement Data
          Sales                                       $  1,265
          Cost of sales                                  1,418
          Loss from operations                            (645)
          Net loss                                        (645)

          Balance Sheet Data
          Assets
               Cash                                   $      6
               Work in progress, including
                land held for sale                         575
               Other                                        28
          Liabilities and Equity
               Accounts payable                       $    486
               Construction and land loans payable         406
               Equity (Deficit)                           (283)

      b. During August 1995, the Company, along with an unrelated third party, formed a California Limited Liability Company known as Steadfast Cattle Company, LLC (Steadfast). Steadfast was organized to conduct a cattle feeding operation in Gonzales, California. The Company owns a 50% interest in Steadfast. The Company agreed to contribute up to $200,000 for its interest of which $114,070 has been contributed as of November 2, 1995.

      c. During August 1995, the Company purchased 180 head of cattle for $60,580. The Company intends to feed the cattle. Once the desired weight gain is achieved the Company will sell the cattle. The cost of feeding the cattle is paid to Steadfast by the Company.

6.   Real Estate Held for Investment and Sale:

     Included in Real Estate Held for Investment and Sale are 53 single family residential lots located in the city of North Las Vegas. The Company acquired the lots through a foreclosure sale, by bidding in indebtedness owed to one of its subsidiaries. The lots were previously owned by PRJV.

7.   Drying facility:

     On March 1, 1995, the Company signed a two year lease with the new owner of the drying facility located in Davis, California. Annual rental is $54,000. The Company will pay to California Dehydrating Company (Cal Dehy), an Anderson Entity, $25,000, payable $5,000 monthly, through December 31, 1995, for use of the Cal Dehy name.

8.   San Antonio Savings Association (SASA)/Resolution Trust
     Corporation (RTC):

     On October 24, 1995, and October 27, 1995, the RTC and the
      Company, respectively, signed a Settlement, Release and Loan Modification Agreement (the 1995 Settlement Agreement) between the Resolution Trust Corporation, solely in its capacity as Receiver for San Antonio Savings Association, F.A., the Company, and the Company's subsidiaries Continental, MRI, and SHF (all of the foregoing are sometimes referred to as "The Parties").

     The Parties entered into the 1995 Settlement Agreement to modify the obligations of the Company under the SASA Obligation, restructure the obligations, and refinance and extend further credit to the Company in accordance with the terms and conditions set forth in the 1995 Settlement Agreement, which terms and conditions are intended to entirely supersede and replace the terms of the SASA Obligation. The SASA Obligation is more fully described in the Company's report on Form 10-K for the year ended December 31, 1994, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations," and in the Company's reports on Form 8-K dated February 2, 1995, April 3, 1995, April 26, 1995 and May 18, 1995.

8.   San Antonio Savings Association (SASA)/Resolution Trust
     Corporation (RTC) (continued):

     The 1995 Settlement Agreement required the Company to deposit, with an escrow company, $290,000 upon signing the Agreement which deposit was made on October 24, 1995. On the pre-closing date, November 8, 1995, Continental delivered to the escrow company a grant deed in lieu of foreclosure which, when executed and recorded, will transfer to the RTC fee title to certain real property located in San Diego County, California owned by Continental. The transfer of the San Diego property is subject to Continental having its bankruptcy case dismissed. A hearing on this matter was held on November 9, 1995, at which time the Continental Bankruptcy Case was dismissed. The dismissal is subject to a 10 day appeal period. On the closing date, which is expected to occur on November 20, 1995, but no later than November 30, 1995, the Company will deliver to the RTC its promissory note (the
      Note) in the amount of $2,710,000 which will be in full settlement of the remaining balance owed to the RTC by the Company pursuant to the SASA Obligation. The Note will bear interest at the rate of prime plus 1%. Interest will be payable monthly and all principal will be due five years from the date of the Note. The Note will be collateralized by a collateral assignment, pledge and security agreement pursuant to which SHF shall collaterally assign to the RTC certain purchase money promissory notes in the aggregate principal amount of $725,520, which notes are secured by first deeds of trust on certain lots in The Fairways; a deed of trust encumbering seventy-four developed lots located at The Fairways (The Fairways Deed of Trust) and a deed of trust encumbering fifty-three partially developed lots in Las Vegas, Nevada (The Nevada Deed of Trust). The Fairways Deed of Trust provides for a partial release of a parcel upon the payment to the RTC of $40,000 for each parcel to be released. The Nevada Deed of Trust provides for a partial release of a parcel upon the payment to the RTC of $6,000 for each parcel to be released.

     The 1995 Settlement Agreement is contingent upon the final dismissal of the Continental Bankruptcy Case which is expected to occur on November 20, 1995.

9.   Contingencies:

     a. The Company is involved in various legal proceedings which are considered to be ordinary routine litigation incident to its business. The Company believes that the impact, if any, will not materially affect the Company's operating results or consolidated financial position.

9.   Contingencies (continued):

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

9.   Contingencies (continued):

     c.   (continued)

          Because of the ongoing testing, the State has not imposed a disposal date upon the Company. Cost of disposal is estimated at $100 per cubic yard. The Company is unable to predict when the ongoing testing will be complete or what the outcome of these tests will be. As of September 30, 1995, the Company has paid $446,000 and accrued $62,000 relating to the clean up, including the $100,000 expended for the diesel storage tank. The Company has not made an accrual for the cost, if any, of removing the contaminated earth pending the results of the various ongoing tests.

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

     e. In connection with a loan to El Dorado Vineyards, Inc., a company wholly-owned by Andrew Marincovich, a member of the Company's Board of Directors and member of the Company's Audit Committee, the Company is currently evaluating whether the loan transaction adversely impacts Mr. Marincovich's independence as a Director serving on the Audit Committee. If Mr. Marincovich were found not to be independent, the Company may not be in compliance with the Consent Decree issued by the Securities and Exchange Commission. This matter is still ongoing and therefore the Company is unable to predict what the outcome will be.

10.  Earnings per share:

     Earnings per common share has been computed using the weighed number of common shares outstanding as of September 30, 1995. Dividends on non-convertible preferred stock Series B have been deducted from income or added to the loss applicable to common shares. Dividends accrued on preferred shares, in arrears since the second quarter 1982, amount to $1,010,000 as of September 30, 1995.

11.  Shareholders' equity:

     On August 23, 1995, pursuant to an earlier agreement, the Company purchased 85,000 shares of its common stock at $2 per share from the bankruptcy estates of Morris A. Shenker and IJK Nevada, Inc. (the Bankruptcy Estates). The Company has no further obligation to the Bankruptcy Estates to purchase any additional common stock of the Company that they may own. The acquired common stock is included in treasury stock in the accompanying financial statements.

12.  Stock ownership:

     As more fully discussed in the Company's Report on Form 8-K dated September 12, 1995, the Federal Deposit Insurance Corporation (the FDIC) initiated an action against John B. Anderson, the Company's Chairman of the Board, and certain entities owned or controlled by Mr. Anderson. On the same day, the United States District Court for the District of Nevada entered its Order Appointing Receiver and Granting Injunctive Relief (the Order). The Order stayed certain powers granted to the receiver, but allows the receiver to review the assets, observe the operations, and inspect certain books and records, including the Company's, relating to the assets of Mr. Anderson and the entities owned or controlled by Mr. Anderson. Mr. Anderson, through direct or indirect control of JBA Investments, Inc., Baby Grand Corp., and CBC Builders, Inc., beneficially owns approximately 68.5% of the Company's common stock. Mr. Anderson pledged approximately 3,000,000 shares, or 47%, of the Company's common stock as collateral for his obligation to the FDIC.

     Pursuant to the Order, Mr. Anderson, and the entities owned or controlled by him, were allowed a 60 day period from the date of entry of the Order, unless extended by written agreement, to attempt to negotiate a settlement for the resolution of the FDIC claims. If a written settlement agreement is reached, Mr. Anderson and the entities owned or controlled by him, will have an additional 60 days from the date of execution of the settlement agreement, unless extended by written agreement, to perform under the settlement agreement. The Company has been advised that Mr. Anderson and the FDIC agreed to an extension of the initial 60 day negotiation period to January 12, 1996, which extension was submitted to the Nevada Federal Court, for which approval is expected.

12.  Stock ownership (continued):

     If Mr. Anderson is unable to reach a settlement agreement, or is unable to perform thereunder, a change in control of the Company will result. A change in control could have a material adverse impact on the Company.

     The Company is unable to predict whether Mr. Anderson will be able to reach a settlement agreement or if a settlement agreement is reached, whether Mr. Anderson will be able to perform thereunder.


                  DUNES HOTELS AND CASINOS INC.

                  QUARTERLY REPORT ON FORM 10-Q

             FOR THE PERIOD ENDED SEPTEMBER 30, 1995


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

     MATERIAL CHANGES IN FINANCIAL CONDITION. As of September 30, 1995, the Company had a deficit working capital of $10,991,000 as compared to a deficit working capital of $9,702,000 as of December 31, 1994. During the quarter ended September 30, 1995, cash and cash equivalents decreased by $274,000 from $874,000 at December 31, 1994 to $600,000 at
September 30, 1995. The most significant sources of cash were provided by operations ($1,253,000). The most significant uses of cash during the nine months ended September 30, 1995 were the purchase of the Solano County Option ($1,043,00), the acquisition of the 53 residential lots in North Las Vegas ($427,000), the purchase of 85,000 shares of the Company's common stock, at $2.00 per share, from the Bankruptcy Estates of Morris A. Shenker and IJK Nevada, Inc. ($170,000), and the Company's investment in Steadfast Cattle Company, LLC (Steadfast).

     The principal demands on the Company's liquidity continue to be to fund, when resolved, the obligation owing to The Resolution Trust Corporation, solely in its capacity as Receiver for San Antonio Savings Association, F.A. (the RTC) and legal fees related to the litigation arising thereunder; to fund ongoing expenses at The Fairways, a subdivision of estate lots in Rancho Murieta, California, developed and being sold by the Company; to fund the costs of operations of Pine Ridge Joint Venture (PRJV); to fund the costs of farming at El Dorado Vineyards; to fund any payments that may be required by the first lien holder on the El Dorado Vineyard property; to fund the cattle feeding operation; and to fund general and administrative expenses.

     The Company believes that the sources of required liquidity will be cash generated from the storage and drying facility in Davis, California; operation of El Dorado Vineyards; anticipated lot sales at The Fairways; sale of the El Dorado Vineyards land; collections on the Baby Grand Corp. Note; the recovery of a portion of its investment in PRJV; and the successful operations of Steadfast. Based on known commitments and subject to the anticipated resolution of the SASA Obligation as described in more detail below, the Company believes that the sources of cash described above will be adequate to fund known liquidity requirements. The occurrence of any other presently unknown material adverse event could hinder the Company's ability to generate sufficient cash to meet its actual liquidity requirements. In addition, the Company cannot presently predict the impact on the Company should the receiver appointed at the request of the FDIC for Mr. Anderson's assets, including the controlling voting stock of the Company, receive full control of such assets. Depending on the magnitude, timing and related circumstances of any such foregoing events, the Company may be required to liquidate certain or substantially all of its assets or to take other steps to respond to cash demands and preserve the Company's assets and operations.

     On October 24, 1995, and October 27, 1995, the Resolution Trust Corporation, acting solely in its capacity as receiver for San Antonio Savings Association, F.A., and the Company signed a Settlement, Release and Loan Modification Agreement (the 1995 Settlement Agreement) between the RTC, the Company, and the Company's subsidiaries Continental, M & R Investment Company, Inc., and SHF Acquisition Corporation (SHF) (all of the foregoing are sometimes referred to as "The Parties").

     The Parties entered into the 1995 Settlement Agreement to modify the obligations of the Company under the SASA Obligation, restructure the obligations, and refinance and extend further credit to the Company in accordance with the terms and conditions set forth in the 1995 Settlement Agreement, which terms and conditions are intended to entirely supersede and replace the terms of the SASA Obligation.

     The 1995 Settlement Agreement required the Company to deposit, with an escrow company, $290,000 upon signing the Agreement which deposit was made on October 24, 1995. On the pre-closing date, November 8, 1995, Continental delivered to the escrow company a grant deed in lieu of foreclosure which, when executed and recorded, will transfer to the RTC fee title to certain real property located in San Diego County, California owned by Continental. The transfer of the San Diego property is subject to Continental having its bankruptcy case dismissed. A hearing on this matter was held on November 9, 1995, at which time the Continental Bankruptcy Case was dismissed. The dismissal is subject to a 10 day appeal period. On the closing date, which is expected to occur on November 20, 1995, but no later than November 30, 1995, the Company will deliver to the RTC its promissory note (the Note) in the amount of $2,710,000 which will be in full settlement of the remaining balance owed to the RTC by the Company pursuant to the SASA Obligation. The Note will bear interest at the rate of prime plus 1%. Interest will be payable monthly and all principal will be due five years from the date of the Note. The Note will be collateralized by a collateral assignment, pledge and security agreement pursuant to which SHF shall collaterally assign to the RTC certain purchase money promissory notes in the aggregate principal amount of $725,520, which notes are secured by first deeds of trust on certain lots in The Fairways; a deed of trust encumbering seventy-four developed lots located at The Fairways (The Fairways Deed of Trust) and a deed of trust encumbering fifty-three partially developed lots in Las Vegas, Nevada (The Nevada Deed of Trust). The Fairways Deed of Trust provides for a partial release of a parcel upon the payment to the RTC of $40,000 for each parcel to be released. The Nevada Deed of Trust provides for a partial release of a parcel upon the payment to the RTC of $6,000 for each parcel to be released.

     The 1995 Settlement Agreement is contingent upon the final dismissal of the Continental Bankruptcy Case which is expected to occur on November 20, 1995.

     On June 30, 1995, the Company paid the interest payment that was due on the El Dorado Vineyard loan. The Company is in the process of assisting Mr. Marincovich in renegotiating the loan on the El Dorado Vineyard property.

     The lender has indicated its willingness to extend the loan for an additional five year period at an interest rate of 8.8%. As consideration for extending the loan, the lender will require an immediate principal reduction of $75,000, a principal payment of $75,000 on January 1, 1996, and thereafter, principal payments in the amount of $50,000 semi-annually, beginning July 1, 1996. The entire outstanding principal balance on the note, plus accrued interest thereon, will be due and payable on July 1, 2000. Although the Company would not be a party to the loan, it is expected that the Company would have to make the payments on the loan, on behalf of Mr. Marincovich, in order to recover some or all of the money that has been loaned to El Dorado Vineyards, Inc. by the Company. Mr. Marincovich had previously executed a "Durable Special Power of Attorney" appointing James H. Dale, President of MRI, to lease, sell, mortgage, and/or transfer the El Dorado Vineyard Property.

     In connection with the operations of El Dorado Vineyards, the Company has obtained financing for the picking, packing and selling of the El Dorado Vineyard crop. Based on production and sales reports, the Company believes it will recover its costs incurred in growing the crop.

     As more fully discussed in the Company's Report on Form 8-K dated September 12, 1995, the Federal Deposit Insurance Corporation (the FDIC) initiated an action against John B. Anderson, the Company's Chairman of the Board, and certain entities owned or controlled by Mr. Anderson. On the same day, the United States District Court for the District of Nevada entered its Order Appointing Receiver and Granting Injunctive Relief (the Order). The Order stayed certain powers granted to the receiver, but allows the receiver to review the assets, observe the operations, and inspect certain books and records, including the Company's, relating to the assets of Mr. Anderson and the entities owned or controlled by Mr. Anderson. Mr. Anderson, through direct or indirect control of JBA Investments, Inc., Baby Grand Corp., and CBC Builders, Inc., beneficially owns approximately 68.5% of the Company's common stock. Mr. Anderson pledged approximately 3,000,000 shares, or 47%, of the Company's common stock as collateral for his obligation to the FDIC.

     Pursuant to the Order, Mr. Anderson, and the entities owned or controlled by him, were allowed a 60 day period from the date of entry of the Order, unless extended by written agreement, to attempt to negotiate a settlement for the resolution of the FDIC claims. If a written settlement agreement is reached, Mr. Anderson and the entities owned or controlled by him, will have an additional 60 days from the date of execution of the settlement agreement, unless extended by written agreement, to perform under the settlement agreement. The Company has been advised that Mr. Anderson and the FDIC have agreed to an additional 60 day extension in which to negotiate a settlement for the resolution of the FDIC's claims.

     If Mr. Anderson is unable to reach a settlement agreement, or is unable to perform thereunder, a change in control of the Company will result. A change in control could have a material adverse impact on the Company.

     The Company is unable to predict whether Mr. Anderson will be able to reach a settlement agreement or if a settlement agreement is reached, whether Mr. Anderson will be able to perform thereunder.

     On September 27, 1995, West Coast Mortgage Holdings, Inc.
(WCMH), the holder of the first trust deed indebtedness on BGC's primary asset, sent to BGC a Notice of Breach of Covenant and Event of Default (the Notice), arising out of the stipulated appointment of a receiver for Mr. Anderson's assets. WCMH alleges that the appointment of a receiver constitutes an event of default under the WCMH loan. An event of default under the WCMH loan is an event of default under the loan to BGC by M & R Investment Company, Inc. (MRI). The Notice could have a detrimental impact on MRI in that MRI may be unable to collect amounts owing to it by BGC. The Company is unable to predict what the outcome of the Notice will be.

     In connection with its loan to Rancho Murieta Properties, Inc. (RMPI) and CBC Builders, Inc. (CBC), SHF Acquisition Corporation (SHF) entered into a settlement agreement between RMPI, CBC, Rancho Murieta Country Club (RMCC) and the Pension Trust Fund for Operating Engineers. The settlement agreement confirmed SHF's right to receive payment of the settlement proceeds which had been pledged to SHF and others. Under terms of an Inter-Creditor Agreement between MRI, SHF and RMPI's and CBC's legal counsel, SHF received $345,337 on July 7, 1995. The Company does not believe that it will collect anything further on the RMPI and CBC loans. The balance of the amounts due from RMPI and CBC have been fully reserved as of September 30, 1995.

     During August 1995, the Company, along with an unrelated third party, formed a California Limited Liability Company known as Steadfast Cattle Company, LLC (Steadfast). Steadfast was organized to conduct a cattle feeding operation in Gonzales, California. The Company owns a 50% interest in Steadfast. The Company agreed to contribute up to $200,000 for its interest of which $114,070 has been contributed as of November 2, 1995.

     During August 1995, the Company purchased 180 head of cattle for $60,580. The Company intends to feed the cattle. Once the desired weight gain is achieved the Company will sell the cattle.
The cost of feeding the cattle is paid to Steadfast by the Company.

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

MATERIAL CHANGES IN RESULTS OF OPERATIONS

     THREE MONTHS ENDED SEPTEMBER 30, 1995, COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 1994. When compared with the three months ended September 30, 1994, net loss for the three months ended September 30, 1995, increased by $269,000. Sales of real estate for the period decreased by approximately $150,000 due to minimal sales activity at The Fairways. The decrease in rental income was due primarily to the sale of land at Hamburg Farms. Storage and drying income decreased due to a late harvest of the rice crop in Sacramento, California.

     The increase in operating expenses was due in large part to an increase in legal fees resulting from the RTC/SASA litigation.
The increases were partly offset by a reduction in bad debt expense and farm expenses.

     NINE MONTHS ENDED SEPTEMBER 30, 1995, COMPARED WITH THE NINE MONTHS ENDED SEPTEMBER 30, 1994. When compared with the nine months ended September 30, 1994, net loss for the nine months ended September 30, 1995, increased by $719,999. Sales of real estate for the period increased by $885,000 due to an increase in sales at The Fairways and the sale of land at Sam Hamburg Farms. Rental income decreased due to the sale of land at Sam Hamburg Farms. Storage and drying income decreased due to a late harvest of the rice crop in Sacramento, California.

     The increase in operating expenses was due in large part to an increase in legal fees resulting from the RTC/SASA litigation.
The increase was partially offset by a decrease in farming expense. The net loss was further increased by the Company's share of losses incurred by the Pine Ridge Joint Venture.


                         PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDING

     See "Part I, Item 2. Management's Discussion and Analysis of
Financial Condition and Results of Operations -- Material Changes in Financial Condition" for a discussion of recent events with SASA/RTC.

ITEM 2.   CHANGES IN SECURITIES

     Under the terms of the 1988 SASA Obligation, the Company's second tier subsidiary, MRI, is prohibited from paying dividends to MRC which in turn is prohibited from paying dividends to the Company during the term of the settlement agreement with San Antonio Savings Association. If the 1995 Settlement Agreement becomes effective, this covenant will not apply.

ITEM 3.   DEFAULT UPON SENIOR SECURITIES

     Dividends in arrears.  See Note 10 of Notes to Consolidated
Condensed Financial Statements.

ITEM 5.   OTHER INFORMATION

     As more fully discussed in the Company's Report on Form 8-K dated September 12, 1995, the Federal Deposit Insurance Corporation (the FDIC) initiated an action against John B. Anderson, the Company's Chairman of the Board, and certain entities owned or controlled by Mr. Anderson. On the same day, the United States District Court for the District of Nevada entered its Order Appointing Receiver and Granting Injunctive Relief (the Order). The Order stayed certain powers granted to the receiver, but allows the receiver to review the assets, observe the operations, and inspect certain books and records, including the Company's, relating to the assets of Mr. Anderson and the entities owned or controlled by Mr. Anderson. Mr. Anderson, through direct or indirect control of JBA Investments, Inc., Baby Grand Corp., and CBC Builders, Inc., beneficially owns approximately 68.5% of the Company's common stock. Mr. Anderson pledged approximately 3,000,000 shares, or 47%, of the Company's common stock as collateral for his obligation to the FDIC.

     Pursuant to the Order, Mr. Anderson, and the entities owned or controlled by him, were allowed a 60 day period from the date of entry of the Order, unless extended by written agreement, to attempt to negotiate a settlement for the resolution of the FDIC claims. If a written settlement agreement is reached, Mr. Anderson and the entities owned or controlled by him, will have an additional 60 days from the date of execution of the settlement agreement, unless extended by written agreement, to perform under the settlement agreement. The Company has been advised that Mr. Anderson and the FDIC have agreed to an additional 60 day extension in which to negotiate a settlement for the resolution of the FDIC's claims.

     If Mr. Anderson is unable to reach a settlement agreement, or is unable to perform thereunder, a change in control of the Company will result. A change in control could have a material adverse impact on the Company.

     The Company is unable to predict whether Mr. Anderson will be able to reach a settlement agreement or if a settlement agreement is reached, whether Mr. Anderson will be able to perform thereunder.

     See Part I, Item 2. Management's Discussion and Analysis of
Financial Condition and Results of Operations -- Material Changes in Financial Condition," for a description of the anticipated settlement of the SASA Obligation.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     ITEM      DESCRIPTION

     10.01 Settlement, Release and Loan Modification Agreement, by and among The Resolution Trust Corporation, Dunes Hotels and Casinos Inc., Continental California Corporation, M & R Investment Company, Inc. and SHF Acquisition Corporation.

     27.01          Financial Data Schedule

(b)  Reports on Form 8-K

     Form 8-K, Item 5, dated September 12, 1995.


                                  SIGNATURES


     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT
OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED
ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.



                                    DUNES HOTELS AND CASINOS INC.
                                              Registrant



Date: November 13, 1995             By:  /s/ James H. Dale
                                         James H. Dale
                                         Duly Authorized Officer
                                         and Chief Financial
                                         Officer


                                EXHIBIT INDEX



ITEM                DESCRIPTION                         PAGE NO.

10.01     Settlement, Release and Loan Modification
          Agreement by and among The Resolution Trust
          Corporation, Dunes Hotels and Casinos Inc.,
          Continental California Corporation, M & R
          Investment Company, Inc. and SHF Acquisition
          Corporation.                                      29

27.01     Financial Data Schedule                          131