Form 10-K
period 1995-12-31
DUNES HOTELS & CASINOS INC
filed 1996-03-29
CIK 24004

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.,  20549

                            FORM 10-K
(Mark One)
  X Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required] for the fiscal year ended DECEMBER 31, 1995 or
          Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]
          for the transition period from        to           .

Commission File No. 1-4385

                 DUNES HOTELS AND CASINOS INC.
    (Exact name of registrant as specified in its charter)

    NEW YORK                               11-1687244
(State or other jurisdiction      (I.R.S. Employer Identification
 of incorporation or                No.)
 organization)

4045 South Spencer, Suite 206, Las Vegas, Nevada      89119
(Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code (702) 732-7474

Securities Registered Pursuant to Section 12(b) of the Act:
                                            Name of each exchange
Title of each class                           on which registered
       NONE                                         NONE

Securities Registered Pursuant to Section 12(g) of the Act:
                                       SERIES B, $7.50 CUMULATIVE
COMMON STOCK, $.50 PAR VALUE      PREFERRED STOCK, $.50 PAR VALUE
      (Title of class)                    (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                        YES  X      NO

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

     The aggregate market value of the voting stock held by non-affiliates of the Registrant (2,007,453 common shares) computed by reference to the price at March 1, 1996 ($.09375 per share) was approximately $188,198. No market value is assigned to the Series B preferred stock. See "Item 5. Market for Registrant's Common Equity and Related Matters".

The number of shares of common stock outstanding as of March 1, 1996 was 6,375,096.
        Documents Incorporated by Reference Not Applicable

This document consists of     pages with exhibits,    pages
without exhibits.

ITEM 1.   BUSINESS

     Dunes Hotels and Casinos Inc. was incorporated in New York in 1956. In this report the term "the Company" refers to Dunes Hotels and Casinos Inc., individually, or with its wholly-owned subsidiaries, Continental California Corporation (Continental), Dunes Inc., Dunes Hotel and Casino of Atlantic City Inc. (DAC), M & R Corporation (MRC) and MRC's subsidiary M & R Investment Company, Inc. (MRI) and MRI's subsidiaries SHF Acquisition Corporation (SHF) and Southlake Acquisition Corporation (Southlake).

     On May 18, 1995, Continental filed a Petition for Relief Under Chapter 11 of the United States Bankruptcy Code. The Petition for Relief was filed in the United States District of Nevada, Case No. 95-21992 LBR. The case was subsequently transferred to the United States Bankruptcy Court for the Southern District of California. The bankruptcy case was dismissed on November 9, 1995.

     The Company considers its principal business to be the acquisition, development and sale of real estate, and related financing thereof. In that connection, the Company has invested in a number of operating entities or properties, the most significant of which is engaged in the retail land sales business. Other enterprises, which are held primarily for their real estate investment potential, include less significant operations in rice storage and drying, cattle feeding and rentals. Because these operations are continued primarily to minimize the carrying costs of the underlying real estate investments, pending their ultimate disposition, management considers the Company to be engaged in only one business segment, real estate-related investments.

RESOLUTION OF SASA DISPUTE AND THE SAN DIEGO PROPERTY

     Continental owned four parcels of unimproved noncontiguous real property located northwest of San Diego, California (the San Diego Property). The San Diego Property was encumbered by a Deed of Trust in favor of San Antonio Savings Association (SASA), which real property was pledged as partial security for the Company's obligation to SASA (the SASA Obligation) relating to the Company's guarantee of a loan by SASA in the original amount of $15,000,0000.

     From 1988, in connection with the SASA Obligation, the Company has been involved in various disputes and litigation with SASA and the Resolution Trust Corporation as receiver for SASA (the RTC). On November 28, 1994, the RTC recorded a Notice of Default and Election to sell the San Diego Property. On February 2, 1995, the Company, along with Continental and another subsidiary, filed a lawsuit in the United States District Court, Southern District of California against the RTC and SASA, seeking
(i) an injunction to enjoin the RTC and SASA from foreclosing on, and selling the San Diego Property, (ii) damages in excess of $5,000,000, and (iii) an accounting by the RTC and SASA. On April 3 and May 8, 1995, the District Court denied the Company's request for an injunction. The Company then sought stay relief from the United States District Court of Appeals for the Ninth Circuit. On May 18, 1995, the Court of Appeals denied the Company's request for stay relief. The Company received notice of a trustee's sale of the San Diego Property scheduled for May 19, 1995. Because the San Diego Property would otherwise be subject to sale on that date, Continental filed a petition for Relief under Chapter 11 of the United States Bankruptcy Code on May 18, 1995. The bankruptcy case was subsequently transferred to the United States Bankruptcy Court for the Southern District of California.

     On October 24, 1995, the Company, along with Continental, MRI and SHF, entered into a Settlement, Release and Loan Modification Agreement (the Settlement Agreement) with the RTC in connection with the SASA Obligation, which the RTC alleged was $21,107,796 as of October 10, 1995. The Settlement Agreement became effective on December 6, 1995. As a result of the settlement, the Company recorded a one-time extraordinary gain of $8,346,000. Pursuant to the terms of the Settlement Agreement and as full payment of the SASA Obligation, (i) Continental transferred the San Diego Property to the RTC in consideration of a $1,500,000 credit against the SASA Obligation, (ii) the Company paid $290,000 to the RTC, and (iii) the Company delivered a secured promissory note to the RTC (the RTC Settlement Note) in the amount of $2,710,000. In addition, Continental received an order dismissing its bankruptcy case, and the Company received orders dismissing all of the litigation between the Company, SASA and the RTC. The RTC Settlement Note bears interest at an annual rate of 1% over the prime rate, adjustable semi-annually; provided, however, that the interest rate shall not be less than 8% or more than 12% per annum. The RTC Settlement Note requires monthly payments of interest until December 6, 2000, at which time the entire unpaid principal amount and all accrued and unpaid interest is due. The RTC Settlement Note is collateralized by (i) a deed of trust (the Rancho Murieta Deed of Trust) on 69 unsold residential lots at The Fairways in Rancho Murieta, California, (ii) a deed of trust (the Nevada Deed of Trust) on 53 partially developed residential lots located in Las Vegas, Nevada, and (iii) a collateral assignment (the Collateral Assignment) of purchase money promissory notes (the SHF Notes) in the aggregate principal amount of $725,520 secured by 7 residential lots previously sold at The Fairways.

REAL ESTATE AND RELATED ACTIVITIES:

THE FAIRWAYS

     The Company, through SHF, developed approximately 50 acres of real property as a residential planned unit development known as "The Fairways" in Rancho Murieta, California. Rancho Murieta is a 3,500 acre master planned unit development located approximately 25 miles from Sacramento, California. Rancho Murieta consists primarily of single family homes, town houses, commercial property and two 18-hole championship golf courses, including country club facilities. The Fairways, located within the boundaries of one of the golf courses at Rancho Murieta, was subdivided into 110 single family estate lots. As of March 1, 1996, 69 lots remain unsold.

     In connection with its development of The Fairways, SHF was required to construct several water, sewer and drainage facilities (The Improvements) that are oversized to serve lands outside the boundaries of The Fairways (the Benefited Properties). SHF and Rancho Murieta Community Services District (the District) have entered into an agreement (the Reimbursement Agreement) wherein SHF and the District have agreed that the total cost of The Improvements was $1,597,425 and that of this amount, $276,088 is allocable to The Fairways and $1,321,337 is allocable to the Benefited Properties. SHF and the District also agreed that future construction of certain other facilities will benefit both The Fairways and the Benefited Properties. The Reimbursement Agreement provides that the amount that will be allocable to The Fairways will be approximately $176,500 and will be deducted from the amount due SHF resulting in a net amount due to SHF of approximately $1,140,900. The funds will be reimbursed to SHF out of proceeds of any subsequent community facilities district or by direct payment by subsequent developers of the Benefited Properties. SHF's right to reimbursement under the Reimbursement Agreement will expire in twenty years. The Company is unable to predict what amount, if any, will be received under the Reimbursement Agreement. The rights to reimbursement under the Reimbursement Agreement are personal to SHF and do not run with The Fairway property unless assigned by SHF.

     As part of the development of The Fairways, SHF entered into a Parks Development Agreement dated February 20, 1991, (the Parks Agreement) with Rancho Murieta Association (RMA). The Agreement provides, among other things, that the developers of properties in Rancho Murieta pay to RMA a park fee for each developed lot. It was RMA's contention that the park fees were due in full when the common areas within a subdivision are annexed into RMA. SHF maintained that the park fees, applicable to each lot, were due only when that lot was sold. In August 1994, SHF entered into a Settlement Agreement Regarding Payment of Park Fees (the Park Fee Payment Agreement). The Park Fee Payment Agreement acknowledged that the total park fees owing to RMA were $173,238. The Park Fee Payment Agreement further provided that SHF would pay $17,323 upon signing of the Park Fee Payment Agreement and that the balance would be paid ratably as the remaining lots were sold.
In the event all of the lots are not sold by December 31, 1997, then any remaining amount due must be paid in full. In the event that SHF makes any sale or transfer of multiple lots within the Fairways to any other person, the allocable share of the SHF park fees attributable to the lots so conveyed shall be immediately due and payable to RMA. However, SHF is permitted to transfer multiple lots to an entity in which SHF holds at least a 50% interest without accelerating payment of the park fees allocable to the lots transferred.

     As part of the Settlement Agreement described above with the Resolution Trust Corporation as Receiver for San Antonio Savings Association (the RTC), all of the unsold lots in The Fairways are encumbered by a deed of trust in favor of the RTC. The deed of trust requires a $40,000 payment for the release of a lot.

     On January 16, 1996, the Company signed a Letter of Intent with West Coast Properties, LLC (WCP), whereby WCP offered to purchase from the Company, 20 lots (the Phase I Lots) at The Fairways and obtain an option to purchase an additional 20 lots (the Phase II lots), with the intent of constructing single family residences on the lots purchased. The purchase price of the Phase I Lots would be the sum of $40,000 per lot plus payment of the Park Fees applicable to the Phase I Lots. In addition, the Company would receive 20% of the gross sale price of each residential dwelling sold, less $40,000 (the Phase I Success Payments), which would be paid to the Company upon the close of each escrow. The option to purchase the Phase II Lots would be exercisable upon WCP's sale of an aggregate of any 15 of the Phase I Lots with completed single-family residences located on such lots and the Company's receipt of the Phase I Success Payments. The option expires on June 30, 1997, unless extended by mutual agreement of the parties. When WCP notifies the Company that it intends to exercise the option it will make a $25,000 non-refundable deposit, which deposit will be applied to the purchase of the Phase II Lots upon exercise of the option. The purchase price of the Phase II Lots will be $45,000 per lot plus payment of the Park Fees due on the Phase II Lots. In addition, the Company would receive 20% of the gross sale price of each residential dwelling sold, less the $45,000, (the Phase II Success Payments), which would be paid to the Company upon the close of each escrow. The Company will be permitted to sell any of the Phase II Lots until such time as WCP exercises its option. Any Phase II Lots sold by the Company will be replaced with comparable lots. The parties are currently negotiating the final terms of the document. No assurance can be given that the parties will be successful in completing the final documentation.

GRAIN STORAGE AND RICE DRYING FACILITIES

     SHF owns a grain storage facility (The Storage Facility) located in Yolo County, California. The Storage Facility generally stores, for a fee, grains owned by various grain growers, grain co-ops and grain processors. The Storage Facility can store approximately 34,000 tons of grain.

     In July 1993, SHF entered into a lease agreement with California Dehydrating Co. (Cal-Dehy), an entity controlled by John B. Anderson, the Chairman of the Board, President and controlling stockholder of the Company (each entity controlled by John B. Anderson will hereinafter be identified as an Anderson Entity), whereby SHF leased a rice drying facility (the Drying Facility), owned by Cal-Dehy, located in West Sacramento, California. The term of the lease is for three years at an annual rental of $60,000. As a result of entering into the aforementioned lease, it was no longer necessary to retain Cal-Dehy to operate the storage facility. In connection with its operation of the drying and storage facility, it became necessary for SHF to become licensed by the Commodity Credit Corporation. In February 1995, the Drying Facility was the subject of a foreclosure action which terminated the SHF lease. On March 1, 1995, the Company entered into a new lease with the new owner of the Drying Facility. The term of the new lease is for 2 years at an annual rent of $54,000.

     On January 1, 1996, the Company entered into an agreement with Cal-Dehy whereby the Company would pay to Cal-Dehy $60,000, payable $5,000 per month, for the use of the Cal-Dehy name and a Covenant Not To Compete. The agreement, including the Covenant Not to Compete, is for one year.

     In January 1996, the Company's Board of Directors authorized management to pursue the possibility of constructing a new drying facility adjacent to the rice storage facility in Yolo County, California (The New Drying Facility). The cost of constructing The New Drying Facility is estimated to be between $1,300,000 and $1,500,000. The Company has made a $47,484 deposit on a rice dryer in anticipation of constructing The New Drying Facility. The total cost of the rice dryer is $221,373. Construction of The New Drying Facility is subject to various governmental approvals and the ability of the Company to obtain adequate financing. It is anticipated that construction of the New Drying Facility will begin in November 1996, and be completed in July 1997. In the event the Company does not proceed with the construction of The New Drying Facility, the Company will lose its deposit on the rice dryer.

WHITE RANCH

     The Company, through Southlake, owns a 50% interest in the White Ranch which consists of approximately 10,000 acres of agricultural land, located in Kings and Tulare Counties, California. The other 50% owner and Southlake share equally in profits and losses on the operation and sale of the White Ranch. Approximately 5,850 acres of the White Ranch have been leased for the 1996 crop year, to various tenants at rents ranging from approximately $40 to $75 per acre. Of the 10,000 acres, only 8,000 acres are farmable in its present condition. Tenants are required to pay all water usage charges applicable to the leased land.

SAM HAMBURG FARM

     MRI owns approximately 150 acres of agricultural property called Sam Hamburg Farm (Hamburg Farm) in Fresno and Merced Counties, California. MRI's 150 acres are operated by SHF. Of the 150 acres, 40 acres contain the airstrip and the shop areas which are the focus of continuing attempts at chemical clean-up. The remaining 110 acres are leased to various tenants at an annual rental of approximately $20,000.

     In connection with a potential 1991 sale of a portion of Hamburg Farm, SHF was advised of possible contamination on the site. The Company retained a specialist to inspect the sites, take samples, analyze the samples and report to the Company. The specialist indicated that there were two major sites of chemical spillage, a storage facility for diesel fuels and an old airstrip which had been used for the loading and fueling of aircraft applying agricultural chemicals to the surrounding farm lands.
The Company has substantially completed the cleanup relating to the diesel storage tanks at a cost of approximately $100,000. Clean up of the airstrip has required major excavation of contaminated earth and the treatment and disposal thereof. The Company has disposed of a large amount of the contaminated earth at an approved site for the storage of toxic wastes. However, 4,000 cubic yards of contaminated earth still remain to be disposed of. The Company, through its chemical and toxic clean-up consultant, has been working with the California State Environmental Protection Agency, in seeking alternate means to the disposal in toxic dump sites of chemical and toxics-laden soil. The State has participated in the funding of several projects by a number of chemical treatment firms in efforts to try other detoxification methods on the soil.

     Because of the ongoing testing the State has not imposed a disposal date upon the Company. Cost of disposal is estimated at $100 per cubic yard. The Company is unable to predict when the ongoing testing will be completed or what the outcome of these tests will be. As of December 31, 1995, the Company has paid $448,000 and has accrued $60,000 relating to the clean up, including the $100,000 expended for the diesel storage tanks.
The Company has not made an accrual for the cost, if any, of removing the contaminated earth pending the results of the various ongoing tests.

RESIDENTIAL LOTS, NORTH LAS VEGAS

     On May 3, 1995, the Company, through a foreclosure sale, acquired 53 partially developed residential lots in North Las Vegas, Nevada. The 53 lots were formerly owned by Pine Ridge Joint Venture (PRJV). As part of the Settlement with the RTC, the 53 lots are encumbered by a deed of trust in favor of the RTC. The Nevada Deed of Trust requires a $6,000 payment for the release of a lot.

AJD JOINT VENTURE

     In June 1993, MRI entered into a joint venture known as PRJV with AJD, a Nevada limited partnership, for the purpose of developing approximately 92 single family residences in Clark County, Nevada. The development was scheduled to be completed in two phases consisting of 32 residences which were to be completed in 1994 in the first phase and the balance to be completed in 1994 and 1995 in the second phase. The holder of the first lien on the land in the second phase, which consisted of 53 partially developed residential lots, filed a Notice of Default and Election to Sell Under Deed of Trust. On May 3, 1995, SHF acquired the lots at the foreclosure sale for approximately $440,000. See "Residential Lots, North Las Vegas" above. MRI made an initial contribution to the joint venture of $500,000 in return for a 20% interest in the joint venture capital and profits. During 1994, MRI contributed, both in the form of capital and loans, an additional $280,000 and in return received an additional 31% interest in the joint venture capital and profits bringing MRI's interest to 51% as of December 31, 1994. MRI is to receive a preferential distribution on its capital contributions and loans plus 15% interest thereon. On November 1, 1994, the Company assumed all management responsibility of the joint venture. See Item 7. -- "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

SOLANO COUNTY OPTION

     The Company has an option (the Solano County Option) to acquire approximately 1,690 acres of farm land located in Solano County, California. The Company acquired the Solano County Option as part of a settlement agreement between Baby Grand Corp.
(BGC), an Anderson Entity, Bank One and MRI. The purchase price of the Solano County Option was $1,043,902. The Solano County Option provides that the Company can purchase the 1,690 acres at a price of $3,000,000. The Company will receive a credit of $1,000,000 against the purchase price. The option expires on May 1, 2003. Upon certain conditions and the consent of the first lienholder on BGC's Maxim Hotel and Casino and the Nevada Gaming Control Board, MRI can require BGC to repurchase the Solano County Option (The Repurchase Agreement). The Repurchase Agreement expires on the earlier of: (i) May 1, 2002 or (ii) 1 year prior to the date the Option Agreement expires.

OTHER ACTIVITIES:

CERTAIN LOANS

     From time to time the Company has made loans to various Anderson Entities, Directors and Executive Officers and other unrelated third parties. All loans to related parties were approved by the Company's Audit Committee. The most significant of these are as follows:

BABY GRAND CORP.

     BGC d/b/a Maxim Hotel and Casino (the Maxim), Las Vegas, Nevada, an Anderson Entity, owed the Company $2,523,000 plus accrued interest in the amount of $171,000 at December 31,1995, pursuant to a promissory note dated November 2, 1992, in the original amount of $2,650,000 (the BGC Note). The BGC Note bears interest at the rate of 9% per annum. Monthly payments under the BGC Note are currently $50,000. The BGC Note is due in full on December 1, 1997 at which time the note to the present holder of the first deed of trust indebtedness on The Maxim is due. BGC is precluded from paying the final installment due on the BGC Note until it pays the amount due to the present holder of the first deed of trust indebtedness. If BGC is unable to pay the amount due to the present holder of the first deed of trust indebtedness, it would have a material adverse effect on the Company's ability to collect on the BGC Note. If BGC is unable to make the final payment, the Company would have a loss of approximately $1,732,000 for which $1,400,000 has been previously provided. The BGC Note is collateralized by approximately 1,280,000 shares of the Company's common stock. BGC is current in payment of monetary obligations under the BGC Note. The present holder of the first deed of trust indebtedness on The Maxim filed and later canceled a Notice of Breach and Election to Sell under its indebtedness in July 1995. Since that time, the first trust deed holder has threatened a further declaration of default primarily as a result of the appointment of a receiver for Mr. Anderson's assets (See Item 12, "Security Ownership Of Certain Beneficial Owners And Management"). In the event the Maxim first trust deed holder declares a default, the BGC Note will also be in default.


RANCHO MURIETA PROPERTIES, INC./CBC BUILDERS, INC.

     During 1990 and 1991, the Company, through certain of its subsidiaries, made loans to Rancho Murieta Properties, Inc.
(RMPI) (the RMPI Note) and to CBC Builders, Inc. (CBC) (the RMPI/CBC Loan) each of which are Anderson Entities located in Rancho Murieta, California, in the approximate amount of $1,400,000.

     The notes were collateralized by subordinated liens on undeveloped land owned both by RMPI and CBC and an assignment of notes receivable due CBC by Rancho Murieta Country Club (RMCC). In April 1994, the Federal Deposit Insurance Corporation (the
FDIC) foreclosed on all of the properties owned by CBC. In June 1994, an arbitrator ruled that the notes owing to CBC by RMCC were unenforceable. The assignment of the RMCC notes was subject to an inter-creditor agreement between SHF, MRI, and RMPI'S and CBC'S legal counsel (the Inter-Creditor Agreement).

     In connection with a settlement agreement (the Agreement) between RMPI and the Pension Trust Fund for Operating Engineers
(PTF) and RMCC, the Agreement provided for a payment in satisfaction of certain of the obligations that had been pledged to SHF and MRI. Pursuant to the terms of the Inter-Creditor Agreement, MRI and SHF received, on June 7, 1995, $345,337 of the final settlement payment. The Company does not anticipate receiving any further payments, with the exception of the assigned directors fees, on either the RMPI Note or the RMPI/CBC Loan and therefore has written off the balance of the loans, $1,055,000, against their related reserve.

     Mr. Anderson and Erik J. Tallstrom, a member of the Company's Board of Directors, who also has an interest in RMPI and CBC, assigned their directors fees to the Company to be applied to the RMPI Note and the RMPI/CBC Loan. The assignment continues to remain in effect until changed by the Board of Directors.

DIRECTORS

     In 1992, Mr. Andrew Marincovich, a member of the Company's Board of Directors and Chairman of the Company's Audit Committee, brought to the Company's Board of Directors, a proposal whereby the Company and El Dorado Vineyards (El Dorado), a company wholly-owned by Mr. Marincovich, would form a joint venture to raise table grapes on vineyard land in which, according to Mr. Marincovich, he had a 10% interest. During the course of the Company's due diligence period, Mr. Marincovich informed the Company that he had acquired the remaining 90% interest in the vineyard land. During the course of its due diligence period, the Company advanced $500,000 which was to be the Company's contribution to the joint venture. At the end of the due diligence period, the Company decided not to go forward with the joint venture and the advance was converted to a term loan to El Dorado.

     In an effort to protect the Company's interest in ultimately collecting the loan, the Company continued to advance funds (a) to El Dorado, which funds were used by El Dorado for operating expenses and (b) for payments, on behalf of Mr. Marincovich, to the first lienholder on the vineyard land. The advances were evidenced by notes signed by El Dorado. In addition, Mr. Marincovich signed his personal guarantee, the recourse under which was limited to the vineyard land and assigned his directors fees to the Company to be applied to the El Dorado loans. The assignment continues to remain in effect until changed by the Board of Directors. Mr. Marincovich also executed a power of attorney coupled with an interest to MRI or MRI's designee allowing MRI or the designee the full right, power, and authority to execute any and all documents necessary to sell, transfer, and/or otherwise convey the vineyard land.

     In December 1995, the Company informed both Mr. Marincovich and the first lienholder that it would no longer farm the vineyard and therefore would no longer advance any additional funds. The Company was advised that Mr. Marincovich was unable to make the required payments to the first lienholder on the vineyard land. On December 27, 1995, the first lienholder filed a Notice of Default and Election to Sell Under Deed of Trust. In the event the vineyard land, owned by Mr. Marincovich, is sold at the foreclosure sale for more than the demand of the first lienholder, estimated to be approximately $1,400,000, Mr. Marincovich is entitled to any excess proceeds. Pursuant to Mr. Marincovich's guarantee, the Company asserts a claim against such excess proceeds, if any.

     As a result of the foregoing, the Company has written off as a bad debt, approximately $881,000, which includes both principal and unpaid interest, that was advanced to El Dorado.

OTHER TRANSACTIONS

     In July 1995, the Company committed to invest up to $200,000 in a cattle feeding operation, with an unrelated third party, known as Steadfast Cattle Co. (Steadfast). The feed lot is located in Gonzales, California on land leased from the former operator. The operation consists of feeding both beef and dairy cattle on a per diem basis. It is estimated that it will take between 5,000 and 6,000 head of cattle in order for the operation to break even. As of March 1, 1996, there were approximately 1,200 head of cattle in the feed lot. In addition to its original commitment, the Company has purchased approximately $225,000 of equipment that it leases to the feed lot operation.

     On November 17, 1995, the holder of the first mortgage lien on the feed lot, leased by Steadfast, filed a Notice of Default and Election to Sell Under Deed of Trust. The Trustee Sale is scheduled to take place on March 22, 1996. If Steadfast is unable to negotiate a lease with the new owner of the feed lot, the Company would be unable to recover its investment in the cattle feeding operation and would suffer a significant loss on the sale of the equipment that was purchased by the Company for use in the cattle feeding operation.

MADDOCKS

     In May 1990, the Company made a loan to William Maddocks, et al, a Central California real estate investment group (Maddocks), in the principal amount of $1,000,000. The loan was collateralized by real property in northern California. Maddocks paid all but $315,000 of the loan. In 1992, the Company and Maddocks formed a partnership called Willows Ranch. The Company's contribution was the balance remaining on the original $1,000,000 loan and Maddocks contributed the net equity in the real estate that served as collateral for the Company's loan. In return for its contribution, the Company received a 25% interest in the partnership. Existing liens on the property remained the sole liability of Maddocks. The partnership agreement provided that no distribution would be made to Maddocks until the Company received its capital contribution plus cumulative interest at the rate of 10% from June 1, 1992.

     In November 1995, Maddocks and the Company agreed to sell the partnership land, the partnership's only asset, for a price of $835,000. The sale closed on February 5, 1996. Out of the sale proceeds, the Company received cash of approximately $209,000 and a 91.90% interest in a note in the amount of $243,430. The note bears interest at the rate of 8.25% annually. Principal payments of $24,343 plus accrued interest are due annually commencing February 1, 1997 and continuing until February 1, 2001, when the then remaining balance of principal and accrued interest shall be all due and payable. The note is collateralized by a deed of trust on the property sold.

TRI-STAR JOINT VENTURE

     Tri-Star International Development (Tri-Star) and another entity entered into a joint venture agreement relating to the acquisition and development of real property located in North Las Vegas, Nevada (the Tri-Star Joint Venture). Tri-Star held a 50% interest in the Tri-Star Joint Venture (the Tri-Star Interest). In April 1994, the Company invested $287,500 in the Tri-Star Interest, in exchange for which the Company received a 25% interest in the Tri-Star Interest. The Company's investment was to be used for certain engineering costs and mapping the property. The Company's interest was to be calculated as a function of distributions payable to Tri-Star. As a result of the Company's investment, the Company had an indirect 12 1/2% interest in the Tri-Star Joint Venture.

     On July 29, 1994, the other venturer in the Tri-Star Joint Venture notified Tri-Star that Tri-Star had not fulfilled certain of its obligations under the Tri-Star Joint Venture Agreement and therefore the Tri-Star Joint Venture was terminated. Termination of the Tri-Star Joint Venture had the effect of terminating the Company's indirect interest in the Tri-Star Joint Venture (and the property to be developed).

     In January 1995, Tri-Star and the other venturer in the Tri-Star Joint Venture agreed to take the issue of termination of the Tri-Star Joint Venture to arbitration. The Company intervened in the arbitration. The Company was subsequently informed that Tri-Star had settled its dispute with the other joint venturer and that the arbitration had been dismissed.

     The Company has been unable to determine the disposition of the $287,500 it invested in the Tri-Star Joint Venture. The Company is considering what legal remedies may be available in order to recover its investment. See Item 7. -- "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

COMPETITION

     The real estate investment and development business is highly competitive. The Company competes for real estate investments with investors of all types, including domestic and foreign corporations, financial institutions, other real estate investment companies and individuals, many of which have substantially greater resources than the Company. In addition, the Company's properties are subject to local competitors from the surrounding areas. The Company does not consider its real estate business to be seasonal in nature.

     With respect to the residential real estate, the Company competes with numerous other developers and residential properties in the greater Sacramento area of California and in Las Vegas, Nevada, ranging from regional and national firms to local companies, many of which have substantially greater resources than the Company. In the greater Sacramento area, the Company's residential lots compete on the basis of, among other things, location, price and quality of amenities, such as the golf course and country club facilities at Rancho Murieta. In
Las Vegas, the Company competes on the basis of, among other things, location, design and price of its entry level single-family homes.

     With respect to the Company's agricultural real estate, the Company competes for tenants from other regional or local agricultural properties in their respective areas of California where the Company's properties are located. Competition for tenants is intense. Leasing property to prospective tenants is generally determined on the basis of, among other things, lease rates and quality of top soil. The Company's leases of agricultural property are generally for a short-term period of one year or less.

SALES AND MARKETING

     The Company employs a sales consultant for the sale of its residential lots at the Fairways, although sales by independent real estate brokers are also encouraged. The residential lots are marketed primarily by means of media advertising, customer referrals and Realtor contacts. Selling prices are set based on the local market conditions and competitive factors. Additionally, in October 1995, the Company sponsored the "Street of Dreams" at the Fairways. The Street of Dreams selects certain custom home builders to build luxury custom homes at a high-end residential development and opens the homes to the viewing public. Attendance at the Street of Dreams at the Fairways was estimated to be approximately 75,000 people in 1995.

     The Company employs a sales consultant for the sale of its entry level single-family homes in Las Vegas, Nevada, although sales by independent real estate brokers are also encouraged.
The Company primarily advertises in magazines and local newspapers. Additionally, the homes are marketed by means of brochures, signs, customer referrals and Realtor contacts. Selling prices are set based on the market conditions and competitive factors in Las Vegas. As of December 31, 1995, there were three unsold homes remaining.

REGULATION

     The Company must comply with various federal, state and local zoning, building, pollution, environmental, health, and advertising ordinances, rules and regulations, including regulations relating to specific building materials to be used, building design and minimum elevations of properties. All of these regulations have increased the time and cost required to market the Company's products.

CERTAIN INACTIVE SUBSIDIARIES

     The Company has been advised by the state of New Jersey, Department of State, Division of Commercial Recording that neither Dunes, Inc. nor Dunes Hotel and Casino of Atlantic City Inc. (DAC) filed reports required by state statutes for two consecutive years. As a result, as of February 28, 1995, the state of New Jersey revoked the active status of Dunes, Inc. and DAC which can result in denial of their privilege of doing business under their respective names. The Company has no current plans to resume operations or pursue business opportunities in New Jersey and does not intend to contest the action.

EMPLOYEES

     At March 1, 1996, the Company had 10 employees.  None of the
Company's employees are covered by collective bargaining agreements. The Company believes its employee relations to be satisfactory.

ITEM 2.  PROPERTIES

THE FAIRWAYS

     The Fairways is comprised of approximately 50 acres of land which has been developed into 110 single family estate lots. It is located in Rancho Murieta, California, adjacent to Highway 16, approximately 25 miles southeast of the city of Sacramento. The land is encumbered by bonds in the approximate amount of $600,000, which is the pro rata share of a bonded indebtedness incurred that enabled the Rancho Murieta Community Services District to acquire the water and sewer facilities that serve the community of Rancho Murieta, which includes the Fairways and by a deed of trust in favor of RMA securing the payment of Park Fees due RMA. The bonded indebtedness will be assumed, pro rata, by the individual lot buyers. The amount due RMA will be paid as individual lot sales are closed. If all of the lots are not sold by December 31, 1997, then the remaining balance will be due and payable. As part of the settlement of the SASA Obligation, the Company signed a note in favor of the RTC in the original principal amount of $2,710,000. The note is collateralized by, among other things, a deed of trust on the lots at The Fairways. The deed of trust provides for lots to be released upon payment of $40,000 per lot to the RTC. See "Item 1. Business -- Real Estate and Related Activities -- The Fairways."

GRAIN STORAGE AND RICE DRYING FACILITIES

     The Storage Facility is located in Yolo County, California, approximately 15 miles west of the city of Sacramento. The Storage Facility can store approximately 34,000 tons of grain. The Company also leases a rice drying facility located in West Sacramento, California. The Company considers the drying facility adequate at the present time. See "Item 1. Business -- Real Estate and Related Activities -- Grain Storage and Rice Drying Facilities."

WHITE RANCH

     White Ranch, in which the Company holds a 50% interest, is comprised of approximately 10,000 acres of agricultural land. It is located on the western edge of Tulare County, California, adjacent to State Highway 43 and the community of Angiola, approximately 10 miles south of Corcoran and 30 miles southwest of Tulare. See "Item 1. Business -- Real Estate and Related Activities -- White Ranch."

SAM HAMBURG FARM

     Sam Hamburg Farm consists of approximately 150 acres remaining from an original 4,600 acres of agricultural land. The land is located in the most southwesterly corner of Merced County, California and the most northwesterly corner of Fresno County California, approximately two miles east of Interstate Highway 5. It is approximately ten miles south of the city of Los Banos. The Company leases the remaining land to various tenants, whose current crops include cotton, small grains, and certain types of melons. The terms of the leases are usually one crop year on a cash rent basis. See "Item 1. Business - Real Estate and Related Activities - Sam Hamburg Farm".

RESIDENTIAL LOTS, NORTH LAS VEGAS

     The residential lots consist of 53 partially developed residential lots located in the City of North Las Vegas. As part of the settlement of the SASA Obligation, the Company delivered the RTC Settlement Note in the original principal amount of $2,710,000. The RTC Settlement Note is collateralized by, among other things, the Nevada Deed of Trust on the Las Vegas residential lots. The deed of trust provides for lots to be released upon payment of $6,000 per lot to the RTC. See "Item 1. Business - Real Estate and Related Activities - Residential Lots, North Las Vegas."

EXECUTIVE OFFICES

     The Company's executive offices are located in an office building in Las Vegas, Nevada. The executive offices are 1,744 square feet and are leased under terms of a lease agreement expiring July 31, 1996. The Company also leases office space in Davis, California on a month to month basis at a monthly rent of $2,500. The Company believes that the executive offices and the Davis office are suitable for its needs.

ITEM 3.  LEGAL PROCEEDINGS

     SAN ANTONIO SAVINGS ASSOCIATION V. JACK BONA AND DUNES HOTELS AND CASINOS INC., United States District Court for the District of New Jersey, Case Number 85-5461(R), instituted January 8, 1986. These proceedings were dismissed on December 6, 1995. See "Item 1 - Business - Resolution of SASA Dispute and the San Diego Property."

     MORRIS A. SHENKER V. ANDREW MARINCOVICH, United States Bankruptcy Court for the Eastern District of Missouri (Eastern Division), Case No. 84-00001-BKC-JJB, Adversary No. 88-0161, instituted June 28, 1988. This case was dismissed on January 16, 1996.

     DUNES HOTELS AND CASINOS INC., ET AL. V. RESOLUTION TRUST CORPORATION, ET AL., United States District Court, Southern District of California, Case No. 95-139-R(RBB), instituted on February 2, 1995. These proceedings were dismissed on December 6, 1995. See "Item 1 - Business - Resolution of SASA Dispute and the San Diego Property" for a discussion of the Settlement Agreement between the parties to this litigation.

     DUNES HOTELS AND CASINOS INC., ET AL., APPELLANT V. RESOLUTION TRUST CORPORATION, APPELLEE, Ninth Circuit Court of Appeals, Case No. 95-55591, instituted on April 24, 1995. These proceedings were dismissed on December 19, 1995. See "Item 1 - Business - Resolution of SASA Dispute and the San Diego Property" for a discussion of the Settlement Agreement between the parties to this litigation.

     IN RE: CONTINENTAL CALIFORNIA CORPORATION, United States Bankruptcy Court, Southern District of California, Case No. 95-21992 LBR, instituted on May 18, 1995. These bankruptcy proceedings were dismissed on November 9, 1995. See "Item 1 - Business - Resolution of SASA Dispute and the San Diego
Property" for a discussion of the Settlement Agreement between the parties to this litigation.

     CONTINENTAL CALIFORNIA CORPORATION V. RESOLUTION TRUST CORPORATION, ET AL., United States Bankruptcy Court, Southern District of California, Adversary Proceeding No. 95-90469-LA11, instituted on May 18, 1995. These adversary proceedings were dismissed on November 24, 1995. See "Item 1 - Business - Resolution of SASA Dispute and the San Diego Property" for a discussion of the Settlement Agreement between the parties to this litigation.

     FEDERAL DEPOSIT INSURANCE CORPORATION, ET AL. V. JOHN B. ANDERSON ET AL., United States District Court, District of Nevada, Case No. CV-S-95-00679 (LRL), instituted on July 14, 1995. The FDIC, acting as a successor and assignee of EurekaBank formerly known as Eureka Federal Savings and Loan Association (Eureka), filed a complaint against John B. Anderson, Edith Anderson, Cedar Development Company, J.A., Inc. and J.B.A. Investments, Inc. (collectively, the Anderson Parties). The complaint arises out of a judgment in the original principal amount of approximately $33,700,000 obtained by Eureka against the Anderson Parties in the District Court for Clark County, Nevada. In consideration of Eureka's forbearance from executing on the judgment, the Anderson Parties executed a debtor-creditor agreement and related pledge and security agreements. Among other things, approximately 3,000,000 shares of the Company's common stock is pledged as collateral to the FDIC. The FDIC alleges, among other things, that the Anderson Parties have breached the debtor-creditor agreement and seek relief including
(i) specific performance, (ii) appointment of a receiver, (iii) injunctive relief, (iv) judicial foreclosure, and (v) enforcement of the judgment, which together with interest, is alleged to be in excess of $63,000,000. On September 15, 1995, the Anderson Parties entered into a Stipulation and Order For: Entry of Order Appointing Receiver and For Injunctive Relief, and For Entry of Consent Judgment (the Stipulation). The District Court entered its order (the Order) staying certain powers granted to the receiver, but allowing the receiver to review the assets, observe the operations, and inspect the books and records, including the Company's, relating to the assets of the Anderson Parties. Pursuant to the Stipulation and the Order, the FDIC and the Anderson Parties agreed to a 60 day period (the Negotiation Period) to attempt to negotiate and execute a written agreement for the resolution of the FDIC claims. The original Negotiation Period was extended for an additional 60 day period and has since been extended to March 15, 1996. The Company has been advised that on March 13, 1996, Mr. Anderson, the Anderson Parties and the FDIC submitted to the court a stipulation which extends the negotiation period to the thirtieth day following delivery of notice from the FDIC that the period is to terminate. If a written settlement agreement is reached, Mr. Anderson and the Anderson Parties will have an additional 60 days from the date of execution of the settlement agreement to perform under the settlement agreement. Both periods may be extended by written agreement of the parties. If a settlement is not reached prior to the close of the Negotiation Period, the FDIC may submit the original consent judgment to the District Court, (i) the Anderson Parties will be liable to the FDIC for a sum in excess of $63,000,000, (ii) the pledged assets of the Anderson Parties, including the 3,000,000 shares of common stock of the Company, will come into control of a receiver, and (iii) the interests of the Anderson Parties in the pledged assets will be foreclosed. Although the Company is not a party to the complaint, if the original consent judgment is entered, it will result in a change in control of the Company and may adversely effect the Company's ability to collect on certain obligations owed to the Company by the Anderson Parties.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise. No matter has been submitted to a vote of security holders since December 19, 1984. See "Item 10. - Directors and Executive Officers of the Registrant."
                             PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

     The principal United States market in which the Company's common stock is traded is the over-the-counter market. There is no established public trading market for the Company's Series B preferred stock. Neither the Company's common stock nor the Company's preferred stock is listed for trading on an exchange.

     The following table sets forth for the periods indicated the range of the high and low bid quotations for the Company's common stock as reported by the National Quotation Bureau. The reported bid quotations reflect inter-dealer prices, without retail markup, markdown or commissions, and may not necessarily represent actual transactions.

     1996                          HIGH                LOW
     1st Quarter
     (through March 1, 1996)       3/32                3/16

     1995                          HIGH                LOW
     1st Quarter                   7/32                1/8
     2nd Quarter                   7/32                1/8
     3rd Quarter                   3/16                3/32
     4th Quarter                   3/16                1/32

     1994                          HIGH                LOW
     1st Quarter                   7/8                 3/16
     2nd Quarter                   1/2                 1/8
     3rd Quarter                   3/8                 1/16
     4th Quarter                   9/16                1/8

     At December 31, 1995, the Company's transfer agent reported that there were approximately 1,838 holders of record of the Company's common stock, and approximately 759 holders of record of the Company's Series B Preferred Stock.

     Dividends on the Company's common stock have not been paid since the second quarter of 1979. Dividends on the Company's Series B preferred stock have not been paid since the first quarter of 1982. The Company is in arrears on such dividends in the amount of approximately $1,028,000 as of December 31, 1995. Because of the settlement of the SASA Obligation, the Company's second tier subsidiary, MRI, is no longer prohibited from paying dividends to MRC, which in turn is no longer prohibited from paying dividends to the Company. The Company has no present intention to pay dividends on either its common or preferred shares. See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations".
^M
ITEM 6.  SELECTED FINANCIAL DATA

     The following table summarizes certain selected financial data for the periods indicated. The data for the years ended December 31, 1993, 1994 and 1995 should be read in conjunction with the more detailed audited Consolidated Financial Statements and Notes thereto appearing elsewhere herein, including the Independent Auditors' Report.

          DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES
                     SELECTED FINANCIAL DATA
          (NOT COVERED BY INDEPENDENT AUDITORS' REPORTS)

                                                           Year ended December 31,
                                 1991             1992              1993                1994                1995
                                                 (Dollars in thousands, except per share data)

Continuing operations:
 Net sales and other
  operating revenue             $   544          $ 1,232          $ 1,387              $3,203              $4,014

Income (loss) from
 continuing operations          $ 3,931         ($ 1,431)        ($ 1,678)           ($ 1,195)            ($2,075)

Extraordinary item,
 net of tax                                                                                                $8,346

Earnings (loss) per
 common share before
 extraordinary item             $   .51          ($  .20)         ($  .25)            ($  .19)            ($  .32)

Extraordinary item
 per common share                                                                                          $ 1.30

Earnings (loss) per
 common share                   $   .51          ($  .20)         ($  .25)            ($  .19)             $  .98

As of the end of period:
  Total assets                  $28,190          $22,963          $21,262             $19,962             $16,727

  Working capital
  (deficiency)                 ($ 6,081)        ($ 9,395)        ($10,736)           ($ 9,702)             $  496

  Long-term debt and
   capital lease
   obligations                  $    41          $    25          $    25              $  146              $2,589

  Shareholders'
   equity                       $12,412          $ 9,298          $ 7,545              $6,275             $12,304

  Book value per
   common share                 $  1.65          $  1.43          $  1.16              $  .97              $ 1.93


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

    The Consolidated Financial Statements and the Notes thereto are an integral part of this report, including this Item 7, and are incorporated herein by this reference and should be read in conjunction herewith.

    LIQUIDITY AND CAPITAL RESOURCES. As of December 31, 1995, the Company had working capital of $496,000 as compared to a deficit working capital of $9,702,000 as of December 31, 1994. The increase in working capital was due primarily to the settlement of the SASA Obligation. During the year ended December 31, 1995, cash and cash equivalents decreased by $379,000 from $874,000 at December 31, 1994, to $495,000 at
December 31, 1995. The most significant sources of cash were provided by operations ($728,000), the collection of loans made to others ($1,873,000), including $600,000 received from BGC, the sale of marketable securities ($435,000) and proceeds received from short term debt ($133,000). The most significant uses of cash in 1995, consisted of payments made to the RTC on the SASA Obligation ($410,000), the purchase of the Solano County Option ($1,043,000), loans made to related parties ($594,000), the purchase of 53 partially developed lots in North Las Vegas ($445,000), the purchase of 85,000 shares of the Company's common stock from Morris Shenker, et al. ($170,000), the investment in Steadfast Cattle Company and the purchase of equipment related thereto ($364,000), payments on short term debt ($134,000) and the purchase of two notes receivable collateralized by real estate ($120,000). In addition, the Company received a credit of $1,500,000 against the SASA Obligation as a result of the transfer of the San Diego property to the RTC which is described in more detail below.

    Results of operations for the year ended December 31, 1995, were adversely impacted due to a number of factors including:
(i) a bad debt write off of a loan made to a company wholly-owned by a Director of the Company ($454,000); (ii) a write-down to estimated realizable value of real estate held for sale ($284,000); (iii) a loss related to the Pine Ridge Joint Venture ($706,000); and (iv) bad debts, related to other loans, in the amount of $226,000. The Company anticipates that these types of losses will not occur in the future.

    The Company believes that its primary requirements for liquidity in the coming fiscal year will be to fund ongoing expenses at The Fairways, which include, among other things, association dues, water and sewer fees and property taxes; to fund the cost of the cattle operation; to fund the required payments due on the note to the RTC; to fund the build out of the 53 lots in North Las Vegas, if the Company decides to do so; to fund a portion of the construction costs of the New Drying Facility; and to fund general and administrative expenses.

    The Company believes that sources of required liquidity will be cash generated from the storage and drying facilities, anticipated lot sales at The Fairways, collection of notes resulting from sales at The Fairways, collection of rents at the White Ranch, Success Payments related to the WCP venture, the collection of the Maddocks investment, and the sale or build out of the 53 lots in North Las Vegas. Based on known commitments, the Company believes that the sources of cash described will be adequate to fund known liquidity requirements. However, if the sources of required liquidity prove to be insufficient to cover the Company's primary liquidity requirements, it will be necessary to sell some of the Company's non-income producing assets.

    In connection with the Company's loan to El Dorado, a company wholly owned by Andrew Marincovich, the Company assumed responsibility for farming the vineyard land which consisted of raising different varieties of table grapes. The Company expended approximately $432,000 on growing costs, including $55,000 paid to the holder of the first lien on the vineyard property and approximately $496,000 on harvesting, storage and selling costs. Revenue from the sale of the table grapes as of December 31, 1995, approximated $875,000. The vineyard property, owned by Mr. Marincovich, is encumbered by a loan and first deed of trust in the original amount of $1,300,000 (the Marincovich
Loan). On January 5, 1995 the Company paid the first lienholder $50,000 as a principal reduction on the Marincovich Loan. The Marincovich Loan was due in full on July 1, 1995. In December 1995, the Company informed both Mr. Marincovich and the first lienholder that it would no longer farm the vineyard and therefore would no longer advance additional funds. The Company was advised that Mr. Marincovich was unable to make the required payments to the first lienholder on the vineyard property. On December 27, 1995, the first lienholder filed a Notice of Default and Election to Sell Under Deed of Trust. In the event the vineyard land is sold at the foreclosure sale for more than the demand of the first lienholder, estimated to be $1,400,000, Mr. Marincovich is entitled to any excess proceeds. Pursuant to Mr. Marincovich's guarantee, the Company asserts a claim against such excess proceeds, if any. No assurance can be given that the vineyard property will sell for an amount in excess of the first lienholders demand. See "Item 1. -- Business -- Other Activities -- Certain Loans -- Directors" for a more comprehensive discussion of the El Dorado Loan and related issues.

    On October 24, 1995, the Company, along with its subsidiaries Continental, MRI, and SHF, entered into the Settlement Agreement with the RTC in connection with the SASA Obligation, which the RTC alleged was $21,107,796 as of October 10, 1995. The Settlement Agreement became effective on December 6, 1995. The Settlement Agreement modifies and restructures and refinances and extends further credit to the Company in accordance with the terms and conditions set forth in the Settlement Agreement, which terms and conditions are intended to entirely supersede and replace the terms of the SASA Obligation. The SASA Obligation is more fully described in the Company's report on Form 10-K for the year ended December 31, 1994, "Item
7. Management's Discussion and Analysis of Financial Condition and Results of Operations," and in the Company's reports on Form 8-K dated February 2, 1995, April 3, 1995, April 26, 1995 and May 18, 1995.

    Pursuant to the terms of the Settlement Agreement and as full payment of the SASA Obligation, (i) Continental transferred the San Diego Property to the RTC in consideration of a $1,500,000 credit against the SASA Obligation, (ii) the Company paid $290,000 to the RTC, and (iii) the Company delivered a secured promissory note to the RTC (the RTC Settlement Note) in the amount of $2,710,000. In addition, Continental received an order dismissing its bankruptcy case, and the Company received orders dismissing all of the litigation between the Company, SASA and the RTC. The RTC Settlement Note bears interest at an annual rate of 1% over the prime rate as published in The Wall Street Journal. The interest rate is adjusted semi-annually; provided, however, that the interest rate shall not be less than 8% or more than 12% per annum. The Company will make monthly payments of interest until December 6, 2000, at which time the entire principal amount and all accrued interest is due.

    The RTC Settlement Note is collateralized by (i) the Rancho Murieta Deed of Trust on 69 unsold residential lots at The Fairways in Rancho Murieta, California, (ii) the Nevada Deed of Trust on 53 unsold partially developed, residential lots located in Las Vegas, Nevada, and (iii) the Collateral Assignment of the SHF Notes in the aggregate principal amount of $725,250 secured by 7 residential lots previously sold at The Fairways. The Rancho Murieta Deed of Trust provides for individual lots to be released upon payment of $40,000 per lot to the RTC. The Nevada Deed of Trust provides for individual lots to be released upon payment of $6,000 per lot to the RTC. The RTC will apply such payments to the outstanding principal due on the RTC Settlement Note. Principal collections received by the Company on the SHF Notes will be remitted to the RTC for application to the outstanding principal due on the RTC Settlement Note.

    The holder of the first lien on 8 completed lots in phase 1 of the PRJV foreclosed on the lots in December 1995. The Company anticipates that the sale of the remaining completed homes in phase 1 will cover any additional cash requirements that may be needed. Due to cash overruns, lack of timely completion and sale of houses, disbursements made not benefitting the joint venture and the apparent inability of AJD to cover its deficit equity in the joint venture, the Company has provided a $486,000 reserve against its investment in the joint venture.

    In May 1995, the Company acquired 53 partially developed, residential lots at a foreclosure sale. The lots were formerly owned by PRJV. The Company is currently evaluating whether to sell the lots "as is" or to build single family homes on them. The Company has retained a consultant and a general contractor to advise the Company as to what course of action it should take.

    On January 16, 1996, the Company signed a Letter of Intent with West Coast Properties, LLC (WCP), whereby WCP offered to purchase from the Company, 20 lots (the Phase I Lots) at The Fairways and obtain an option to purchase an additional 20 lots (the Phase II lots), with the intent of constructing single family residences on the lots purchased. The purchase price of the Phase I Lots would be the sum of $40,000 per lot plus payment of the Park Fees applicable to the Phase I Lots. In addition, the Company would receive 20% of the gross sale price of each residential dwelling sold, less $40,000, (the Phase I Success Payments), which would be paid to the Company upon the close of each escrow. The option to purchase the Phase II Lots would commence upon WCP'S sale of an aggregate of any 15 of the Phase I Lots with completed single-family residences located on such lots and the Company's receipt of the Phase I Success Payments. The term of the option will expire on June 30, 1997, unless extended by mutual agreement of the parties. When WCP notifies the Company that it intends to exercise the option it will make a $25,000 non-refundable deposit, which deposit will be applied to the purchase of the Phase II Lots upon exercise of the option. The purchase price of the Phase II Lots will be $45,000 per lot plus payment of the Park Fees due on the Phase II Lots. In addition, the Company would receive 20% of the gross sale price of each residential dwelling sold, less the $45,000, (the Phase II Success Payments), which would be paid to the Company upon the close of each escrow. The Company will be permitted to sell any of the Phase II Lots until such time as WCP exercises its option. Any Phase II Lots sold by the Company will be replaced with comparable lots. The parties are currently negotiating the final terms of the document. No assurance can be given that the parties will be successful in completing the final documentation.

    In January 1996, the Company's Board of Directors authorized management to pursue the possibility of constructing a new rice drying facility adjacent to the rice storage facility in Yolo County, California (The New Drying Facility). The cost of constructing The New Drying Facility is estimated to be between $1,300,000 and $1,500,000. The Company has made a $47,484 deposit on a rice dryer in anticipation of constructing The New Drying Facility. The total cost of the rice dryer is $221,373. Construction of The New Drying Facility is subject to various governmental approvals and the ability of the Company to obtain adequate financing. It is anticipated that construction of the New Drying Facility will begin in November 1996 and be completed in July 1997. In the event the Company does not proceed with the construction of The New Drying Facility, the Company will lose its deposit on the rice dryer.

    In July 1995, the Company committed to invest up to $200,000 in a cattle feeding operation, with an unrelated third party, known as Steadfast Cattle Company (Steadfast). The feed lot is located in Gonzales, California on land leased from the former owner. The operation consists of feeding both beef cattle and dairy cattle on a per diem basis. It is estimated that it will take between 5,000 and 6,000 head of cattle in order for the operation to break even. As of March 1, 1996, there were approximately 1,200 head of cattle in the feed lot. In addition to its original commitment, the Company has purchased approximately $225,000 of equipment that it leases to the feed lot operation. On November 17, 1995, the holder of the first mortgage lien on the feed lot filed a Notice of Default and Election to Sell Under Deed of Trust. The Trustee Sale is scheduled to take place on March 22, 1996. If Steadfast is unable to negotiate a lease with the new owner of the feed lot, the Company would be unable to recover its investment in the cattle feeding operation and would suffer a significant loss on the sale of the equipment that was purchased by the Company for use in the cattle feeding operation.

    If Mr. Anderson and the Anderson Parties and the FDIC do not reach a settlement, and the FDIC were to foreclose on Mr.
Anderson's and the Anderson Parties assets, it will result in a change in control of the Company and may adversely effect the Company's ability to collect on the BGC Note.

    The Company continues to have ongoing cash requirements, which may be as much as $400,000 in the next twelve month period, arising out of environmental clean up costs at its Hamburg Farm property. The Company has not made an accrual for the cost, if any, of removing the contaminated earth pending the results of the various ongoing tests. See "Item 1. -- Business -- Real Estate and Related Activities -- Sam Hamburg Farm".

    Because the Company operates predominantly in the Sacramento, California area and the Las Vegas, Nevada area, the Company's land sales and other operations could be affected by adverse changes in economic conditions in those areas.

    The Company has no present intention to pay dividends on either its common or preferred shares.

    RESULTS OF OPERATIONS: 1995 vs. 1994. The loss before the extraordinary item for the year ended December 31, 1995, increased by $880,000 when compared with the year ended December 31, 1994. Net income, after the extraordinary item, for the year ended December 31, 1995, increased by $7,466,000 when compared with the year ended December 13, 1994. The increase in net income, after the extraordinary item, was due to the gain that was recognized on the settlement of the SASA Obligation. The $880,000 increase in the loss before the extraordinary item for the year ended December 31, 1995, was due to a decrease in the profit margin on sales of real estate ($134,000) and a decrease in rental income of $385,000. The decrease in rental income was due to fewer acres being leased and lower rental rates than in prior years. Operating expenses for the year ended December 31,1995 increased by $251,000 when compared with the year ended December 31, 1994. The increases and decreases in certain component of operating expenses consists of the following: (i) the reclassification of write-down of real estate held for sale from Other (Charges) Credits to operating expense ($284,000),
(ii) an increase in advertising expense as a result of sponsoring the Street Of Dreams (150,000), (iii) a decrease in consulting fees resulting from completion of construction work at The Fairways, (iv) a decrease of $68,000 in property taxes, homeowners dues and utility charges as a result of lot sales at The Fairways.

    RESULTS OF OPERATIONS: 1994 vs. 1993. The loss before income taxes and cumulative effect of change in accounting principle for the year ended December 31, 1994 decreased by approximately $609,000 when compared with the year ended December 31, 1993. Income from real estate operations increased by approximately $501,000 in 1994 when compared to 1993. This was due to an increase in the sale of lots at The Fairways, 13 lots in 1994 as compared to 3 lots in 1993. Rental income increased by approximately $306,000 in 1994 when compared to 1993. This increase was partially offset by an increase in water assessments of approximately $278,000 in 1994. Storage and drying income increased by approximately $253,000 in 1994 when compared to 1993. This increase is due primarily to operating the drying facility for 12 months in 1994 as compared to 6 months in 1993.

    Total operating expenses decreased by $41,000 in 1994 when compared with 1993. Selling, general and administrative expenses increased by approximately $286,000. This was due to the decision to expense the carrying costs applicable to The Fairways in 1994, which similar expenses were capitalized in 1993. Bad debt expense decreased by approximately $630,000 in 1994 when compared with 1993. This was due in part by the write off applicable to the Continental Connector loan in 1993. Increases in farming and storage and drying expenses were attributable to operation of the drying facilities for 12 months in 1994 vs. 6 months in 1993 and an increase in water assessment fees in 1994. Other items having an adverse effect on 1994 operations included a $500,000 write down of investments made in certain real estate joint ventures and a provision for doubtful notes receivable of $427,000 relating to a loan to a company wholly owned by a director.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The Consolidated Financial Statements and supplementary data of Dunes Hotels and Casinos Inc. are located at pages F-1 to F-34 and are listed and included under Item 14, Exhibits, Financial Statement Schedules and Reports on Form 8-K of Part IV hereof and are incorporated herein by reference.

                             PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The By-laws of the Company provide that the number of directors constituting the entire board shall be twelve. Directors are elected at each annual meeting of shareholders to hold office until the next annual meeting and until a successor has been elected and qualified. The Company has not held an annual meeting of stockholders since December 19, 1984. Of the nine directors elected at the December 19, 1984 annual meeting of shareholders, three have resigned, and only two of such vacancies thereby created have been filled. As a result, the number of directors currently serving is eight.

    Pursuant to a Securities and Exchange Commission consent decree, the Company has been required to have an Audit Committee of the Board of Directors (Audit Committee) since 1978, a majority of which must be independent directors.

    The Company's Audit Committee has been evaluating whether the loan transaction with El Dorado, a company wholly owned by Mr. Marincovich, described elsewhere herein, adversely impacted Mr. Marincovich's independence as a director serving on the Audit Committee. At its March 5, 1996 Board meeting, upon recommendation of the independent directors, other than Mr. Marincovich, the Company's Board of Directors ruled that
Mr. Marincovich was independent. See "Item 1 -- Business -- Other Activities -- Directors."

    The directors elect from their number the chairman of the board and the president of the Company, which offices are occupied by John B. Anderson. The board appoints other officers as the board deems suitable, to serve at the pleasure of the board. The officers of the Company hold office for the term for which such officer is appointed and until his successor has been elected and qualified. Currently there are no executive officers of the Company who do not also serve as directors.

    Identified herein are all directors and executive officers of the Company. The information set forth as to each Director and Executive Officer has been furnished by such person.

    John B. Anderson, 53, is and has been since May 1984, a director, chairman of the board, and president of the Company. Anderson, through various subsidiaries, operates two hotel/casinos in Nevada, and real estate and other businesses in California. On March 10, 1992, BGC (an Anderson Entity) filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Nevada. On November 10, 1992, the United States Bankruptcy Court confirmed and approved BGC's plan of reorganization which became effective December 1, 1992. On December 20, 1994, the Chapter 11 case was closed. On April 6, 1992, Maxim Development Co. (an Anderson Entity) filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Eastern District of California, which bankruptcy was subsequently dismissed on March 12, 1993.

    Brent L. Bowen, 67, is and has been a director, officer and member of the audit committee of the Company; and director and officer of certain of the Company's subsidiaries since December 1984. He is and has been employed by Anderson Farms (an Anderson Entity) since 1981 as a business and financial analyst. Mr. Bowen has experience in the hotel/casino, farming, real estate, home-building, rice mill, commodities and banking industries.

    James H. Dale, 64, is and has been since January 1988, a director of the Company. Mr. Dale was elected Treasurer of the Company in 1990. From September 1986 to October 1991, Mr. Dale was employed by Anderson Farms (an Anderson Entity) as Chief Financial Officer. Prior to 1986, he was a partner in Grant Thornton, Certified Public Accountants. Mr. Dale became an employee of MRI in October 1991 when he was elected president of MRI and its subsidiaries.

    Andrew Marincovich, 74, is and has been since August 1978, a director and member of the Audit Committee of the Company. He is, and has been since July 1983, Chairman of the Audit Committee. He is President and Executive Officer of Marincovich & Company, accountancy corporation, a certified public accounting firm in Rancho Palos Verdes, California, and is President of El Dorado Vineyards, Inc., a table grape vineyard. He is a Certified Public Accountant, licensed to practice in California.

    Donald J. O'Leary, 65, was elected to the Company's Board of Directors and appointed to the Company's Audit Committee on May 19, 1994. Mr. O'Leary is an attorney and is a member of the California, Virginia and District of Columbia Bars. He is currently in private practice in California. Prior to entering private practice, Mr. O'Leary was a trial attorney for the U.S. Department of Justice and resident counsel for several large real estate companies.

    Edward Pasquale, 52, is and has been a director and officer of the Company since December 1984; and was a director and officer of certain of the Company's subsidiaries from December 1984 until September 1988. He is presently, and has been since September 1983, self-employed as a financial consultant, with emphasis in litigation support services, bankruptcy proceedings, and corporate reorganization. He is a Certified Public Accountant, licensed to practice in the States of California and Nevada. Mr. Pasquale was elected to the Company's Audit Committee on May 19, 1994.

    Wayne O. Pearson, 65, is and has been since August 1978, a director and member of the Audit Committee of the Company. From March 1975 to May 1993, he was a marketing analyst for R & R Advertising Agency, Las Vegas, Nevada; and since January 1970, sole proprietor, Wayne Pearson Consulting, Las Vegas, Nevada, a business and public opinion research company.

    Erik J. Tallstrom, 48, is and has been a director of the Company since December 1984. Prior to 1985, he was self-employed as a certified public accountant, and was a financial consultant to Anderson. Since November 1985, he has been a business partner with Anderson in several real estate developments, including Rancho Murieta in California. Currently, Mr. Tallstrom acts as a consultant to various real estate companies.

      There is no family relationship between any director or executive officer of the Company. No director holds a directorship in any company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of such Act or any company registered as an investment company under the Investment Company Act of 1940, as amended.

    Compliance with Section 16(a) of the Exchange Act. Based solely upon a review of the Commission's Forms 3 and 4 received by the Company during the last fiscal year and upon written representations solicited by the Company, no Officer, Director, beneficial owner of more than 10% of any class of the Company's equity securities or any other person subject to Section 16 of the Exchange Act failed to file on a timely basis as disclosed in the above forms, reports required by Section 16(a) of the Exchange Act during the year ended December 31, 1995.


ITEM 11.  EXECUTIVE COMPENSATION

    The following table sets forth the annual compensation paid to John B. Anderson, the Company's Chairman of the Board and President, and to James H. Dale, the only executive officer of the Company who received compensation in excess of $100,000 for the year ended December 31, 1995.


                    SUMMARY COMPENSATION TABLE
                       ANNUAL COMPENSATION

      (a)       (b)                 (c)                 (d)           (e)               (i)
                                                                     Other
                                                                     annual          All other
                                                                     compen-          compen-
Name and prin-                                                       sation           sation
cipal position  Year            Salary($)            Bonus($)         ($)              ($)

John B.
 Anderson,      1995             $     --             $    --      $    --          $64,278(1)
 Chairman of    1994                   --                  --           --           73,134(1)
 the Board and  1993                   --                  --           --           68,640(1)
 President

James H. Dale,  1995             $102,400             $20,000           --          $15,000(2)
Treasurer       1994              100,000               1,800           --           15,000(2)
                1993               90,660                  --           --           15,000(2)

    (1)   All other compensation to John B. Anderson, the
          Company's Chairman of the Board and President consists of the following for the years indicated:

          1995  Annual Directors fees              $   15,000
                Payments of certain
                expenses on behalf
                of Mr. Anderson                        49,278
                                                   $   64,278

          1994  Annual Directors fees              $   15,000
                Payments of certain
                expenses on behalf
                of Mr. Anderson                        58,134
                                                   $   73,134

          1993  Annual Directors fees              $   15,000
                Payments of certain
                expenses on behalf
                of Mr. Anderson                        53,640
                                                   $   68,640

    (2)   All other compensation to James H. Dale, the Company's
          Treasurer, consists of annual directors fees in the amount of $15,000.

    As a result of the purchase of two lots in The Fairways in 1993, Mr. Dale was indebted to the Company in the amount of $105,000 which consisted of two notes in the amount of $52,500 each. Mr. Dale paid the notes on May 12, 1995.

COMPENSATION OF DIRECTORS

    The Company pays each director an annual fee of $15,000 paid quarterly. Directors fees due Mr. Anderson and Mr. Tallstrom are retained by the Company and applied against amounts due the Company from entities owned or controlled by Mr. Anderson and Mr. Tallstrom. Directors fees due Mr. Marincovich are retained by the Company and applied against amounts due the Company by El Dorado. The assignments will remain in effect until changed by the Board of Directors. See "Item 1. -- Business -- Other Activities -- Certain Loans".

    Messrs. Marincovich, Pearson, Bowen, Pasquale and O'Leary are all members of the Company's Audit Committee. Until May 1995, members of the Company's Audit Committee were compensated at the rate of $175 per hour. Beginning in June 1995, Audit Committee members receive compensation of $1,000 per month plus a travel allowance of $300 for each meeting attended. For services rendered as Audit Committee members during the fiscal year 1995, Messrs. Marincovich, Pearson, Pasquale, O'Leary and Bowen were paid $15,140, $12,500, $10,480, $15,500, and $7,000 respectively.
Mr. Bowen began receiving Audit Committee fees on June 1, 1995.

    The Company does not have a plan, pursuant to which cash or non-cash compensation is paid or distributed, or is proposed to be paid or distributed in the future. The Company does not have any pension or other benefit plans.



ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

    The table shown below (1) contains certain information with respect to any person (including any "group" as that term is used in Section 13(d)(3) of the Exchange Act), who are known to the Company to be beneficial owners (as that term is defined in rules and regulations of the Commission under the federal securities laws) of more than 5% of the Company's common stock. No person is known to the Company to be the beneficial owner of more than 5% of the Company's Series B preferred stock.

                                                            Percent of
Name and Address of            Amount and Nature of         Common Stock
Beneficial Owner               Beneficial Ownership(1)      Outstanding

John B. Anderson(2)                  4,367,643                 68.5%
P.O. Box 1410
Davis, CA  95617

Federal Deposit Insurance            4,367,643                 68.5%
Corporation(2)
550-17th N.W.
Washington, D.C.

    The table shown below (1) contains certain information with respect to the Company's common stock beneficially owned (as that term is defined in rules and regulations of the Commission under the federal securities laws) by all directors, and directors and executive officers of the Company as a group.  No director or executive officer of the Company is known to the Company to be the beneficial owner of any of the Company's Series B preferred stock.
                                                            Percent of
Name of Beneficial              Amount and Nature of        Common Stock
Owner                         Beneficial Ownership(1)       Outstanding

John B. Anderson(2)                  4,367,643                 68.5%

Brent L. Bowen(3)                        2,000                     *

Andrew P. Marincovich(3)                   200                     *

All Directors and Officers
as a Group (3 Persons)               4,369,843                 68.5%

* Less than one percent

     (1) In furnishing this information, the Company is relying upon the contents of statements filed with the Commission pursuant to Section 13(d) and Section 13(g) of the Exchange
     Act.

     (2) Anderson, through various entities owned or controlled by him, claims beneficial ownership of, and shared voting and shared investment power with respect to the reported shares (the Anderson Shares). Of the Anderson Shares, 86,887 shares are held by an entity in which Erik Tallstrom, a director of the Company, is a general partner with Anderson.

          Of the Anderson Shares, approximately 3,000,000 shares are pledged in favor of the FDIC. On February 17, 1993, the Company received a copy of Securities and Exchange Commission Schedule 13D dated February 12, 1993 filed with the Commission on behalf of EurekaBank (Eureka). The Eureka Schedule 13D reports that Eureka possesses "sole voting power" and "sole dispositive power" with respect to 3,000,000 shares of the Company's common stock. The Eureka
     Schedule 13D also reports that Eureka may be deemed to have acquired beneficial ownership of 4,367,643 shares of the Company's common stock which amounts to 68.5% of the class represented by said shares. In July 1993, Eureka representatives advised the Nevada Gaming Control Board that the FDIC had assumed management and supervision of efforts to collect Mr. Anderson's obligation under a debtor-creditor agreement dated November 30, 1988, by and between John B. Anderson, Edith Anderson and Eureka Federal Savings and Loan Association. On July 14, 1995, the FDIC filed an action in the United District Court for the District of Nevada against Anderson, Edith Anderson, CDC, J.A. Inc. and J.B.A. Investments, Inc. The Company is not a party to the action. The action arose out of a judgment in the original principal amount of $33,700,000 entered in the Nevada State Court in 1986 against Anderson and others.

          On September 12, 1995, Anderson and the named defendants entered into that certain Stipulation and Order
     For: Entry of Order Appointing Receiver and For Injunctive Relief, and For Entry of Consent Judgment (the Stipulation). The Stipulation includes a provision for a consent judgment against Anderson and the named defendants (the Consent Judgment). If the Consent Judgment is entered in accordance with the Stipulation, Anderson and the named defendants will be liable to the FDIC for a sum in excess of $66,000,000; the assets of Anderson and the named defendants, including common stock of the Company, will come into the control of a receiver; and the interests of Anderson and the named defendants in the assets will be foreclosed. On the same day, the Nevada Federal Court entered its Order Appointing Receiver and Granting Injunctive Relief (the Order). The Order stayed certain powers granted to the receiver, but allows the receiver to review the assets, observe the operations, and inspect certain books and records, including the Company's, relating to the assets of Anderson and the named defendants.

          Pursuant to the Stipulation and Order, the FDIC, Anderson and the named defendants reached various agreements with regard to the claims of the FDIC. The FDIC and Anderson and the named defendants agreed to a 60 day negotiation period (the Negotiation Period) to attempt to negotiate and execute a written agreement for the resolution of the FDIC claims (the Settlement Agreement). The original negotiation period was extended for an additional sixty day period and has since been extended to March 15, 1996. The Company has been advised that on March 13, 1996, Mr. Anderson and the Anderson Parties and the FDIC submitted to the court a stipulation which extends the negotiation period to the thirtieth day following delivery of notice from the FDIC that the period is to terminate.
     If the Settlement Agreement is reached by the end of the Negotiation Period, unless extended by written agreement, Anderson and the named defendants will have an additional 60 days from the date of execution of the Settlement Agreement, unless extended by written agreement, in which to perform under the Settlement Agreement (the Closing Period). If Anderson and the named defendants do not perform the Settlement Agreement within the Closing Period, the FDIC may submit the Consent Judgment to the Nevada Federal Court for immediate entry.

          Of the Anderson Shares, approximately 1,280,000 shares are pledged in favor of the Company to secure indebtedness to the Company. The balance of the Anderson Shares are pledged in favor of other creditors of Anderson.

          The transfer agent's records maintained for the Company show that Anderson or entities owned or controlled by him own 4,510,912 shares. The difference between what the transfer agent's records show and the information provided to the Company by Anderson is 143,269 shares. The difference consists of 250,000 shares which were purchased by the Company in January 1992, and 106,731 shares purchased by BGC. Neither of these transactions have been changed on the transfer agent's records.

     (3) Messrs. Marincovich and Bowen claim beneficial ownership of, and sole investment and sole voting powers with respect to the reported shares.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Anderson and Anderson Entities own approximately 68.5% of the Company's common stock. Refer to the Company's report on Form 8-K dated February 12, 1993 regarding Securities and Exchange Commission Schedule 13D filed on behalf of Eureka wherein Eureka claims "sole voting" and "sole dispositive power" with respect to 3,000,000 shares of the Company's common stock and beneficial ownership of 4,367,643 shares of the Company's common stock. In July 1993, the FDIC assumed the position of Eureka with respect to the Debtor-Creditor Agreement.

     As of December 31, 1995, BGC was indebted to MRI in the principal amount of $2,523,000 plus accrued interest in the amount of $171,000. Refer to "Item 1. -- Business -- Certain
Loans" for a more detailed discussion of the BGC loan.

     As of December 31, 1995, the Company wrote off the RMPI
Note and the RMPI/CBC Loan against the related reserves. In addition to Mr. Anderson, director Erik Tallstrom holds ownership interests in RMPI and CBC. Refer to "Item 1. -- Business -- Certain Loans" for a more detailed discussion of the RMPI and RMPI/CBC loans.

     On February 9, 1995 the Company purchased from BGC, an option, held by BGC, to purchase approximately 1,690 acres of real property in Solano County, California. The purchase price was $1,043,000. Refer to "Item 7. -- Management's Discussion and Analysis of Financial Condition and Results of Operations" for a more detailed discussion of this transaction.

     In December 1992, MRI made available to El Dorado, a grape vineyard corporation owned by Andrew Marincovich, a member of the Company's Board of Directors and Chairman of the Company's Audit Committee, a line of credit in the amount of $500,000 which was converted to a loan when the full amount of the line of credit was drawn. In an effort to protect the Company's interest in ultimately collecting the loan, the Company continued to advance funds to El Dorado. In December 1995, the Company wrote off as a bad debt, approximately $881,000 that was advanced to El Dorado. Refer to "Item 1. -- Business -- Certain Loans" for a more detailed discussion of the El Dorado loan.

     As a result of the purchase of two lots in The Fairways in 1993, Mr. Dale was indebted to the Company in the amount of $105,000, which consisted of two notes in the amount of $52,500 each. Mr. Dale paid the notes on May 12, 1995.

OTHER

     In July 1993, SHF entered into a lease agreement with Cal-Dehy whereby SHF leased from Cal-Dehy its rice drying facility located in West Sacramento, California. On January 1, 1996, the Company entered into an agreement with Cal-Dehy regarding the use of the Cal-Dehy name and a Covenant Not To Compete. Refer to "Item 1. -- Business -- Real Estate and Related Activities --
Grain Storage and Drying Facilities" for a more detailed discussion of this transaction.

                             PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)  The following documents are filed as part of this report.

     1.   Financial Statements.
                                                             PAGE

          Independent Auditors' Report                        F-1

          Dunes Hotels and Casinos Inc. and Subsidiaries
          Consolidated Financial Statements:

          Balance sheets as of December 31, 1995 and 1994     F-2

          Statements of income (loss), three years ended
          December 31, 1995, 1994 and 1993                    F-4

          Statements of shareholders' equity, three years
          ended December 31, 1995, 1994 and 1993              F-6

          Statements of cash flows, three years ended
          December 31, 1995, 1994 and 1993                    F-7

          Notes to Consolidated Financial Statements, three
          years ended December 31, 1995, 1994 and 1993        F-9

     2.   Financial Statement Schedules:

          Schedule VIII                                       S-1

          Schedule XI                                         S-4

          Schedule XII                                        S-5

     3. Exhibits.

        3.01 Restated Certificate of Incorporation of Dunes Hotels and Casinos Inc. dated June 17, 1982, is incorporated herein by reference to Dunes Hotels and Casinos Inc. Annual Report on Form 10-K (file no. 1-4385) for the year ended December 31, 1994,
             Part IV, Item 14(a)(3), Exhibit 3.01.

        3.02 Certificate of Amendment of Restated Certificate of Incorporation of Dunes Hotels and Casinos Inc. dated December 19, 1984, is incorporated herein by reference to Dunes Hotels and Casinos Inc. Annual Report on Form 10-K (file no. 1-4385) for the year ended December 31, 1994, Part IV, Item 14(a)(3),
             Exhibit 3.02.

        3.03 Revised By-laws of Dunes Hotels and Casinos Inc. dated December 1984, is incorporated herein by reference to Dunes Hotels and Casinos Inc. Annual Report on Form 10-K (file no. 1-4385) for the year ended December 31, 1994, Part IV, Item 14(a)(3),
             Exhibit 3.03.

        4.01 Specimen Certificate for the Common Stock of Dunes Hotels and Casinos Inc., is incorporated herein by reference to Dunes Hotels and Casinos Inc. Annual Report on Form 10-K (file no. 1-4385) for the year ended December 31, 1994, Part IV, Item 14(a)(3),
             Exhibit 4.01.

        4.02 Specimen Certificate for the Preferred Stock of Dunes Hotels and Casinos Inc., is incorporated herein by reference to Dunes Hotels and Casinos Inc. Annual Report on Form 10-K (file no. 1-4385) for the year ended December 31, 1994, Part IV, Item 14(a)(3), Exhibit 4.02.

      10.02 Agreement dated November 21, 1989 by and between CCC Nevada Inc. (formerly Continental Connector Corporation), and Continental Industries, Inc.; Promissory Note dated November 20, 1984, in the principal amount of $3,000,000 made by Continental Industries, Inc. to Continental Connector Corporation; Allonge to Promissory Note, dated November 20, 1989, in the original principal amount of $3,000,000 made by Continental Industries, Inc. to Continental Connector Corporation; Security Agreement dated as of November 20, 1984 by and between Continental Industries, Inc. and Continental Connector Corporation; and Continuing Guaranty dated April 2, 1985, by Morris Blinder and Meyer Blinder in favor of Continental Connector Corporation, are incorporated herein by reference to Dunes Hotels and Casinos Inc. Annual Report on Form 10-K (file no. 1-4385) for the year ended December 31, 1994, Part IV, Item 14(a)(3), Exhibit 10.02.

      10.04 Settlement Agreement dated June 28, 1988, by and between San Antonio Savings Association and Dunes Hotels and Casinos Inc.; First Amendment to Settlement Agreement dated December 5, 1989, by and between San Antonio Savings Association, F.A. (assignee of San Antonio Savings Association) and Dunes Hotels and Casinos Inc., is incorporated herein by reference to Dunes Hotels and Casinos Inc. Annual Report on Form 10-K (file no. 1-4385) for the year ended December 31, 1994, Part IV, Item 14(a)(3), Exhibit 10.04. Settlement Release and Loan Modification Agreement dated October 24, 1995, by and among the Resolution Trust Corporation, Dunes Hotels and Casinos Inc., Continental California Corporation, M & R Investment Company, Inc. and SHF Acquisition Corporation, is incorporated herein by reference to Dunes Hotels and Casinos Inc. Quarterly Report on Form 10-Q for the nine months ended September 30, 1995, Item 6,
             Exhibit 10.01. Order Granting Joint Motion to Dismiss Bankruptcy Case and Adversary Proceeding, dismissing bankruptcy case of Continental California Corporation, is incorporated herein by reference to Dunes Hotels and Casinos Inc. Current Report on Form 8-K dated November 22, 1995, Item 7(c), Exhibit 99.01.

      10.05 Stipulation and Order for Dismissal with Prejudice filed in the United States Bankruptcy Court, District of Nevada, Case No. BK-S-92-20989 (RCJ) executed by The Valley National Bank of Arizona, EurekaBank, M&R Investment Company, Inc. and Baby Grand Corp.; Compromise Agreement dated November 9, 1992, by and among Maxim Development, The Valley National Bank of Arizona and Redwood Bank; Settlement Agreement and Mutual Release dated November 2, 1992, by and among EurekaBank, The Valley National Bank of Arizona, M&R Investment Company, Inc. and Baby Grand Corp.; Addendum to Settlement Agreement and Mutual Release dated November 2, 1992, by and among EurekaBank, The Valley National Bank of Arizona, M&R Investment Company, Inc., and Baby Grand Corp.; Stipulation for Dismissal of Appeal with Prejudice filed in the United States District Court, District of Nevada, Case No. CV-S-92-675-LVG (RCH) dated November 2, 1992 and executed by The Valley National Bank of Arizona, Baby Grand Corp., M&R Investment Company, Inc. and the official Unsecured Creditors' Committee; Promissory Note dated November 2, 1992, in the principal amount of $2,650,000 made by Baby Grand Corp. to M&R Investment Company, Inc.; Amended and Restated Pledge Agreement dated November 2, 1992, by and between Baby Grand Corp. and M&R Investment Company, Inc.; and Release of Assignment of Leases, Rents and Revenues dated November 2, 1992, by M&R Investment Company, Inc., are incorporated herein by reference to Dunes Hotels and Casinos Inc. Annual Report on Form 10-K (file no. 1-4385) for the year ended December 31, 1992, Part IV, Item 14(a)(3), Exhibit 10.05.
             Second Settlement and Forbearance Agreement dated February 9, 1995, by and among Baby Grand Corp., M & R Investment Company, Inc. and Bank One, Arizona, NA.; and Purchase Agreement (including Option Agreement) dated February 9, 1995, by and between Baby Grand Corp. and M & R Investment Company, Inc., are incorporated herein by reference to Dunes Hotels and Casinos Inc. Current Report on Form 8-K (file no. 1-4385) dated February 9, 1995, Item 7, Exhibit Nos. 10.01 and 10.02.

      10.06 Straight Note dated August 28, 1990, in the principal amount of $486,000 made by Rancho Murieta Properties, Inc. to SHF Acquisition Corporation; and Deed of Trust with Assignment of Rents (Short
             Form) dated August 28, 1990, by and between Rancho Murieta Properties, Inc., First American Title Insurance Company and SHF Acquisition Corporation, securing $486,000 Straight Note, are incorporated herein by reference to Dunes Hotels and Casinos Inc. Annual Report on Form 10-K (file no. 1-4385) for the year ended December 31, 1990, Part IV, Item 14(a)(3), Exhibit 10.07. Second Extension Agreement dated September 30, 1993, by and between SHF Acquisition Corporation and Rancho Murieta Properties, Inc.; Pre-workout Letter Agreement dated November 9, 1993, by and between SHF Acquisition Corporation and Rancho Murieta Properties, Inc.; Assignment of Membership Proceeds dated September 30, 1993, by and among SHF Acquisition Corporation, Rancho Murieta Properties, Inc. and M & R Investment Company, Inc.; and UCC-1 Financing Statement dated November 29, 1993, by Rancho Murieta Properties, Inc. in favor of SHF Acquisition Corporation and M & R Investment Company, Inc., are incorporated herein by reference to Dunes Hotels and Casinos Inc. Annual Report on Form 10-K (file no. 1-4385) for the year ended December 31, 1993, Part IV, Item 14(a)(3), Exhibit 10.10.

      10.09 Promissory Note dated May 31, 1990, in the principal amount of $1,100,000, made by Yolo Oil and Gas, Inc. to SHF Acquisition Corporation; Guaranty of Payment and Performance dated May 29, 1990, by 500 First Street, a California general partnership, Kent N. Calfee, William Maddocks and Kenneth Wallace in favor of SHF Acquisition Corporation; Deed of Trust and Security Agreement dated May 31, 1990, by and among Yolo Oil and Gas, Inc., Chicago Title Insurance Company and SHF Acquisition Corporation; Deed of Trust and Security Agreement dated May 29, 1990, by and among 500 First Street, Wildlife Artisan, Inc., Chicago Title Insurance Company and SHF Acquisition Corporation; Assignment of Rents and Leases dated May 31, 1990, by and between Wildlife Artisan, Inc. and 500 First Street, for the benefit of SHF Acquisition Corporation; Environmental Indemnity Agreement dated May 31, 1990, by Yolo Oil & Gas, Inc., 500 First Street, Kent N. Calfee, William Maddocks and Kenneth Wallace in favor of SHF Acquisition Corporation; Loan Agreement dated May 25, 1990, by and among Yolo Oil & Gas, Inc., SHF Acquisition Corporation, 500 First Street, and William Maddocks; Lender's Escrow Instructions dated May 31, 1990, by Yolo Oil & Gas, Inc., Chicago Title Insurance Company and SHF Acquisition Corporation; Deed of Trust and Security Agreement dated May 29, 1990, by 500 First Street, Wildlife Artisan, Inc., Chicago Title Insurance Company and SHF Acquisition Corporation; and Assignment of Rents and Leases dated May 31, 1990, by Wildlife Artisan, Inc., 500 First Street, and SHF Acquisition Corporation, are incorporated herein by reference to Dunes Hotels and Casinos Inc. Annual Report on Form 10-K (file no. 1-4385) for the year ended December 31, 1990,
             Part IV, Item 14(a)(3), Exhibit 10.11.

      10.10 Letter Agreement dated July 21, 1991, by and among Calfee & Young (on behalf of M & R Investment
             Company, Inc.), Rancho Murieta Properties, Inc. and
             CBC Builders, Inc.; Promissory Note in the principal amount of $955,500 made by Rancho Murieta Properties, Inc. and CBC Builders, Inc. to M&R Investment Company, Inc.; Deed of Trust with
             Assignment of Rents dated July 22, 1991, by CBC Builders, Inc. in favor of M&R Investment Company,
             Inc.; Deed of Trust dated July 22, 1991 by CBC
             Builders, Inc. in favor of M&R Investment Company,
             Inc.; Collateral Assignment of Partnership Interest dated July 22, 1991, by Erik J. Tallstrom in favor of M&R Investment Company, Inc.; Assignment of Director's Fees dated July 22, 1991, by and between
             CBC Builders, Inc. and M&R Investment Company,
             Inc.; Memorandum of Option to Purchase dated July
             22, 1991, by and between CBC Builders, Inc. and M&R Investment Company, Inc.; and Personal Guaranty dated July 22, 1991, by Erik J. Tallstrom, are incorporated by reference to Dunes Hotels and Casinos Inc. Annual Report on Form 10-K (file no 1-4385) for the year ended December 31, 1991, Part
             IV, Item 14(a)(3), Exhibit 10.12.  Extension
             Agreement dated September 30, 1993, by and among M
             & R Investment Company, Inc., Rancho Murieta
             Properties, Inc. and CBC Builders, Inc.; Pre-workout Letter Agreement dated November 9, 1993, by and among M & R Investment Company, Inc., Rancho
             Murieta Properties, Inc. and CBC Builders, Inc.; Extension of Option Agreement dated September 30,
             1993, by and between M&R Investment Company, Inc.
             and CBC Builders, Inc, are incorporated herein by reference to Dunes Hotels and Casinos Inc. Annual
             Report on Form 10-K (file no. 1-4385) for the year ended December 31, 1993, Part IV, Item 14(a)(3),
             Exhibit 10.10.

      10.14 Corporation Deed of Trust with Assignment of Rents dated March 23, 1993, by and among Andrew P. Marincovich and Matilda C. Marincovich, First American Title Insurance Company and M&R Investment Company, Inc.; Promissory Note dated July 22, 1992, in the principal amount of $500,000 made by El Dorado Vineyards, Inc. to M&R Investment Company, Inc.; Business Loan Agreement by and among M&R Investment Company, Inc., El Dorado Vineyards, Inc. and Andrew P. Marincovich; Security Agreement by El Dorado Vineyards, Inc. in favor of M&R Investment Company, Inc.; Personal Guaranty dated April 7, 1993, by Andrew P. Marincovich in favor of M&R Investment Company, Inc., are incorporated herein by reference to Dunes Hotels and Casinos Inc. Annual Report on Form 10-K (file no. 1-4385) for the year ended December 31, 1992, Part IV, Item 14(a)(3), Exhibit 10.14. Promissory Note in the principal amount of $500,000, made by El Dorado Vineyards, Inc. to M&R Investment Company, Inc.; Promissory Note in the principal amount of $8,800 made by El Dorado Vineyards, Inc. to M&R Investment Company, Inc.; Promissory Note in the principal amount of $3,945.21 made by El Dorado Vineyards, Inc. to M&R Investment Company, Inc.; Promissory
             Note in the principal amount of $39,591.29 made by El Dorado Vineyards, Inc. to M&R Investment Company, Inc.; Business Loan Agreement by and among M&R Investment Company, Inc., El Dorado Vineyards, Inc. and Andrew P. Marincovich; Personal Guaranty by Andrew P. Marincovich in favor of M&R Investment Company, Inc.; and Security Agreement by El Dorado Vineyards, Inc. in favor of M&R Investment Company, Inc., are incorporated herein by reference to Dunes Hotels and Casinos Inc. Annual Report on Form 10-K (file no. 1-4385) for the year ended December 31, 1993, Part IV, Item 14(a)(3), Exhibit 10.14. Loan Modification Agreement dated July 15, 1994, by and among El Dorado Vineyards, Inc., Andrew P. Marincovich and M&R Investment Company, Inc.; Durable Special Power of Attorney dated July 21, 1994 by Andrew P. Marincovich; Promissory Note dated July 15, 1994, in the principal amount of $500,000 made by El Dorado Vineyards, Inc. to M&R Investment Company, Inc.; Promissory Note dated July 15, 1994, in the principal amount of $39,591.32 made by El Dorado Vineyards, Inc. to M&R Investment Company, Inc.; Promissory Note dated July 15, 1994, in the principal amount of $3,945.21 made by El Dorado Vineyards, Inc. to M&R Investment Company, Inc.; Promissory Note dated July 15, 1994, in the principal amount of $8,800.00 by El Dorado Vineyards, Inc. to M&R Investment Company, Inc.; Promissory Note dated July 15, 1994, in the principal amount of $12,184.86 made by El Dorado Vineyards, Inc. to M&R Investment Company, Inc.; and Promissory Note dated July 19, 1994, in the principal amount of $153,428.94 by El Dorado Vineyards, Inc. to M&R Investment Company, Inc., are incorporated herein by reference to Dunes Hotels and Casinos Inc. Quarterly Report on Form 10-Q (file no. 1-4385) for the six months ended June 30, 1994, Item 6, Exhibit 10.01. Note Modification Agreement (with Exhibits A through F) dated January 5, 1995, by and among El Dorado Vineyards, Inc., Andrew P. Marincovich and M&R Investment Company, Inc., is incorporated herein by reference to Dunes Hotels and Casinos Inc. Annual Report on Form 10-K (file no. 1-4385) for the year ended December 31, 1994, Part IV, Item 14(a)(3),
             Exhibit 10.14.

      10.16 Parks Development Agreement dated February 20, 1991, by and among the Rancho Murieta Association, the Rancho Murieta Community Services District, Rancho Murieta Properties, Inc., CBC Builders, Inc. and SHF Acquisition Corporation, is incorporated herein by reference to Dunes Hotels and Casinos Inc. Annual Report on Form 10-K (file no. 1-4385) for the year ended December 31, 1993, Part IV, Item 14(a)(3), Exhibit 10.16. Settlement Agreement Regarding Payment of Park Fees (not dated) by and among Rancho Murieta Association, SHF Acquisition Corporation, CBC Builders, Inc., Rancho Murieta Properties, Inc. and Rancho Murieta Community Services District of Sacramento County, is incorporated herein by reference to Dunes Hotels and Casinos Inc. Annual Report on Form 10-K (file no. 1-4385) for the year ended December 31, 1994,
             Part IV, Item 14(a)(3), Exhibit 10.16.

      10.17 Inter-Creditor Agreement dated September 30, 1993, by and among SHF Acquisition Corporation, M & R Investment Company, Inc. and Calfee & Young, is incorporated herein by reference to Dunes Hotels and Casinos Inc. Annual Report on Form 10-K (file no. 1-4385) for the year ended December 31, 1993,
             Part IV, Item 14(a)(3), Exhibit 10.17.

      10.18 Commercial Premises Lease dated July 1, 1993, by and between California Dehydrating Company and SHF Acquisition Corporation, is incorporated herein by reference to Dunes Hotels and Casinos Inc. Annual Report on Form 10-K (file no. 1-4385) for the year ended December 31, 1993, Part IV, Item 14(a)(3),
             Exhibit 10.18.

      10.19 Renewal Promissory Note secured by Security Agreement Modification Agreement dated June 1989, by and between Eureka Federal Savings and Loan Association and Andco Development Group, Inc.; Security Agreement-Pledge dated June 1989, by and between Rancho Murieta Properties, Inc. and Eureka Federal Savings and Loan Association; Agreement to Modify Promissory Note dated June 1989, by and among Eureka Federal Savings and Loan Association, Andco Development Group, Inc., Andco Land and Development Company, Inc. and CBC Builders, Inc.; Extension Agreement dated February 1, 1990, by and among Eureka Federal Savings and Loan Association, Andco Development Group, Inc., Andco Land and Development Company, Inc., Rancho Murieta Properties, Inc., Erik J. Tallstrom and John B. Anderson; Guaranty dated October 1, 1987, by John
             B. Anderson in favor of Eureka Federal Savings and Loan Association; Guaranty dated October 1, 1987, by Erik J. Tallstrom in favor of Eureka Federal Savings and Loan Association; Guaranty dated October 1, 1987, by Rancho Murieta Properties, Inc. in favor of Eureka Federal Savings and Loan Association; Amendment No. 1 to Guaranty dated June 1989, by and between John B. Anderson and Eureka Federal Savings and Loan Association; Amendment No. 1 to Guaranty dated June 1989, by and between Erik
             J. Tallstrom and Eureka Federal Savings and Loan Association; Amendment No. 1 to Guaranty dated June 1989, by and between Rancho Murieta Properties, Inc. and Eureka Federal Savings and Loan Association; Corporation Deed of Trust with Assignment of Rents dated June 1989, by and between Rancho Murieta Properties, Inc. and Eureka Federal Savings and Loan Association; Agreement for Purchase and Sale of Promissory Note dated November 24, 1993, by and between Realecon, Inc. and M&R Investment Company, Inc.; Assignment of Promissory Note dated November 24, 1993, by and between Realecon, Inc. and M&R Investment Company, Inc.; Assignment and Assumption Agreement of Security Agreement and Guaranties dated November 24, 1993, between Realecon, Inc. and M&R Investment Company, Inc.; Secured Promissory Note dated November 24, 1993, in the principal amount of $125,000 by M&R Investment Company, Inc. to Realecon, Inc.; Assignment of Deed of Trust with Request for Special Notice dated November 24, 1993, by Realecon, Inc. in favor of M&R Investment Company, Inc.; and Corporation Deed of Trust with Assignment of Rents dated November 24, 1993, by SHF Acquisition Corporation in favor of Realecon, Inc, are incorporated herein by reference to Dunes Hotels and Casinos Inc. Annual Report on Form 10-K (file no. 1-4385) for the year ended December 31, 1993, Part IV, Item 14(a)(3), Exhibit 10.19.

      10.20 Pine Ridge Joint Venture Agreement dated June 1993, by and between AJD and M & R Investment Company, Inc., is incorporated herein by reference to Dunes Hotels and Casinos Inc. Annual Report on Form 10-K (file no. 1-4385) for the year ended December 31, 1993, Part IV, Item 14(a)(3), Exhibit 10.20. Pine Ridge Joint Venture -- Joint Venture Meeting-- November 10, 1994, discussing additional capital requirements for the continuing operations of Pine Ridge Joint Venture and equity increases to M&R Investment Company, Inc. related thereto, is incorporated herein by reference to Dunes Hotels and Casinos Inc. Annual Report on Form 10-K (file no. 1-4385) for the year ended December 31, 1994,
             Part IV, Item 14(a)(3), Exhibit 10.20.

      10.21 Letter dated March 28, 1994 from M&R Investment Company, Inc. to Michael Shipsey and Tri-Star International Development regarding purchase of a 25% interest of Tri-Star International Development's 50% interest in Arroyo Grande Joint Venture Agreement of distributable cash; and Letter dated July 29, 1994 from Dennis L. Kennedy of Lionel Sawyer & Collins to Tri-Star International Development regarding termination of Tri-Star International Development's interest in the Arroyo Grande Joint Venture, are incorporated herein by reference to Dunes Hotels and Casinos Inc. Annual Report on Form 10-K (file no. 1-4385) for the year ended December 31, 1994, Part IV, Item 14(a)(3),
             Exhibit 10.21.

      10.22 Agreement dated January 1, 1996, by and between California Dehydrating Company, Inc. and SHF Acquisition Corporation regarding use of the California Dehydrating name and a Covenant Not to Compete.

      10.23 Commercial Premises Lease dated March 1, 1995, by and between Pheasant Investment Corporation and SHF
             Acquisition Corporation regarding the lease of the rice drying facility in West Sacramento, California.

      10.24 Reimbursement Agreement dated September 20, 1995, by and between Rancho Murieta Community Services District and SHF Acquisition Corporation regarding the amount of the reimbursement due SHF for excess work done at The Fairways at Rancho Murieta that will benefit other properties within the boundaries of Rancho Murieta.

      10.25 Assignment of promissory note in the original principal amount of $57,000 made by James P. Parks and Dale A. Parks in favor of SHF Acquisition Corporation; Promissory Note dated February 13, 1995, made by James P. Parks and Dale A. Parks in favor of SHF Corporation; Deed of Trust dated February 13, 1995, made by James P. Parks and Dale
             A. Parks.

      10.26 Assignment of promissory note in the original principal amount of $70,000 made by Chandler T. Martin and Debra L. Martin in favor of SHF Acquisition Corporation; Promissory Note dated March 2, 1992, made by Chandler T. Martin and Debra
             L. Martin in favor of SHF Acquisition Corporation; Letter dated April 6, 1994, extending the due date of the note to March 10, 1998; Deed of Trust dated March 2, 1992, made by Chandler T. Martin and Debra
             L. Martin.

      10.27 Assignment of promissory note in the original principal amount of $164,160 made by Consolidated Kapital, Inc. in favor of SHF Acquisition Corporation; Promissory Note dated January 24, 1992, made by Consolidated Kapital, Inc in favor of SHF Acquisition Corporation; Deed of Trust dated January 24, 1992, made by Consolidated Kapital, Inc.

      10.28 Assignment of promissory note in the original principal amount of $85,360 made by William A. Brown in favor of SHF Acquisition Corporation; Promissory Note dated April 6, 1995, made by William A. Brown in favor of SHF Acquisition Corporation; Deed of Trust dated April 6, 1995, made by William A. Brown.

      10.29 Assignment of promissory note in the original principal amount of $76,000 made by John P. Xepoleas and Monterey A. Xepoleas in favor of SHF Acquisition Corporation; Promissory Note dated March 10, 1995, made by John P. Xepoleas and Monterey A. Xepoleas in favor of SHF Acquisition Corporation; Deed of Trust dated March 10, 1995, made by John P. Xepoleas and Monterey A. Xepoleas.

      10.30 Assignment of promissory note in the original principal amount of $193,800 made by T. E. Duerr and P. A. Duerr, Trustees of the Duerr Family Revocable Trust dated October 14, 1987, in favor of SHF Acquisition Corporation; Promissory Note dated July 22, 1992, made by T.E. Duerr and P. A. Duerr, Trustees of the Duerr Family Revocable Trust in favor of SHF Acquisition Corporation; Deed of Trust dated July 22, 1992, made by T.E. Duerr and P. A. Duerr, Trustees of the Duerr Family Revocable Trust.

      10.31 Assignment of promissory note in the original principal amount of $79,000 made by Raymond L. James and Cheryle James in favor of SHF Acquisition Corporation; Promissory Note dated December 7, 1994, made by Raymond L. James and Cheryle James in favor of SHF Acquisition Corporation; Deed of Trust dated December 7, 1994, made by Raymond L. James and Cheryle James.

      10.32 Installment Note dated January 17, 1996, made by Mukhtar Ahmad and Nazra P. Ahmad in favor of Willows Ranch Group, consisting of SHF Acquisition Corporation and 500 First Street wherein SHF Acquisition Corporation has a 91.90% interest.

      10.33 Purchase and Option Agreement by and between SHF Acquisition Corporation and West Coast Properties, LLC, undated, regarding the sale of 20 lots and an option to purchase an additional 20 lots at The Fairways.

      21.01  Subsidiaries of Registrant.

      27.01  Financial Data Schedule

     (b)     Reports on Form 8-K

      8K.01  November 22, 1995.  This report on Form 8-K, Item
             5, reported the dismissal of the Continental
             Bankruptcy Case.

                            SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DUNES HOTELS AND CASINOS INC.       DUNES HOTELS AND CASINOS INC.


By /s/ John B. Anderson             By /s/ James H. Dale
   John B. Anderson                    James H. Dale
   Chairman of the Board and           Treasurer (Principal
   President                           Accounting and
   (Principal Executive Officer)       Financial Officer)

Dated March 28, 1996

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature              Title                           Date


/s/ John B. Anderson
John B. Anderson       Chairman of the Board
                       and President               March 28, 1996

/s/ Brent L. Bowen
Brent L. Bowen         Director                    March 28, 1996

/s/ James H. Dale
James H. Dale          Director                    March 28, 1996

/s/ Andrew P. Marincovich
Andrew P. Marincovich  Director                    March 28, 1996

/s/ Donald J. O'Leary
Donald J. O'Leary      Director                    March 28, 1996

/s/ Edward Pasquale
Edward Pasquale        Director                    March 28, 1996

/s/ Wayne O. Pearson
Wayne O. Pearson       Director                    March 28, 1996

/s/ Erik J. Tallstrom
Erik J. Tallstrom      Director                    March 28, 1996

                   INDEPENDENT AUDITORS' REPORT



Board of Directors and Shareholders
Dunes Hotels and Casinos Inc.
Las Vegas, Nevada


     We have audited the accompanying consolidated balance sheets of Dunes Hotels and Casinos Inc. and Subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income (loss), shareholders' equity and cash flows for the three years ended December 31, 1995, 1994 and 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dunes Hotels and Casinos Inc. and Subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for the three years ended December 31, 1995, 1994 and 1993, in conformity with generally accepted accounting principles.

     The Company has engaged in significant business activity and transactions with related parties including real estate investment and lending (Note 4). Some of these loans have resulted in losses and another may result in future losses depending upon the outcome of the matter involving the Federal
Deposit Insurance Corporation discussed in Note 4a(1).

     In connection with our audit of the financial statements referred to above, we audited the financial statement schedules listed under Item 14(a)2. In our opinion, these financial statement schedules present fairly, in all material respects, the information stated therein, when considered in relation to the financial statements taken as a whole.



/s/ Piercy, Bowler, Taylor & Kern

Las Vegas, Nevada
March 1, 1996

               DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS

                          DECEMBER 31, 1995 AND 1994


                                    ASSETS


                                                          1995        1994
                                                       (Dollars in thousands)
Current assets:
  Cash and cash equivalents                           $      495  $      874
  Marketable securities                                      511         855
  Trade receivables, less allowance of $23 in 1995           256         514
  Current maturities of long-term notes receivable:
     Related parties                                         398         357
     Real estate sales                                       272         335
     Other                                                   167         655
  Inventory                                                   89
  Prepaid expenses                                           142         249

         Total current assets                              2,330       3,839

Real estate held for development and sale                  6,565       7,951

Property and equipment, less accumulated depreciation
  and amortization, 1995, $325; 1994, $261                 4,701       4,744

Other assets:
  Long-term notes receivable, less current maturities:
    Related parties, including interest, less allowance
      of $1,566 in 1995 and $2,967 in 1994                   729       1,123
    Officer and director, less allowance of $427 in 1994                 421
    Other, less allowance of $1,174 in 1994                  784         530
  Investments                                              1,566       1,346
  Deferred costs and other                                    52           8

                                                           3,131       3,428

                                                      $   16,727  $   19,962






                                (continued)





               DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS

                         DECEMBER 31, 1995 AND 1994


                     LIABILITIES AND SHAREHOLDERS' EQUITY


                                                        1995        1994
                                                     (Dollars in thousands)

Current liabilities:
  Short-term debt, contract payable                 $       75  $       76
  Current portion of long-term debt                        208          22
  Resolution Trust Corporation as Receiver
    for San Antonio Savings Association                             11,985
  Trade payables                                           100         174
  Accrued expenses and other                                73          58
  Accrued preferred stock dividend                       1,028         956
  Deferred income                                           23          23
  Income taxes                                             327         247

    Total current liabilities                            1,834      13,541

Long-term debt, net of current portion                   2,589         146

Shareholders' equity:
  Preferred stock - authorized 10,750,000
    shares ($.50 par);  issued 10,512 shares,
    Series B $7.50 cumulative Preferred
    stock, aggregate liquidation value $2,229
    including dividends in arrears                           5           5
  Common stock, $.50 par; authorized 25,000,000
    shares; issued 7,799,780 shares, outstanding
    6,375,096 shares in 1995 and 6,460,096 shares
    in 1994                                              3,900       3,900
  Capital in excess of par                              25,881      25,881
  Deficit                                              (15,482)    (21,681)

                                                        14,304       8,105

  Treasury stock at cost; Preferred - Series B,
    902 shares, Common 1,424,684 shares in 1995
    and 1,339,684 shares in 1994                        (2,000)     (1,830)

    Total shareholders' equity                          12,304       6,275

                                                    $   16,727  $   19,962



             See notes to consolidated financial statements.

               DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF INCOME (LOSS)

                YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                              1995        1994        1993
                                                 (Dollars in thousands,
                                                   except per share)
Operating Revenues:
  Sales of real estate, including sales
    to officer of $150,000 in 1993        $    1,901  $    1,558  $      301
  Cost of real estate sales                    1,824       1,347         285

                                                  77         211          16

  Other operating revenue                      2,113       1,645       1,086
  Cost of other operating revenue              1,913       1,155         851

                                                 200         490         235

                                                 277         701         251
Operating expenses:
  Selling, administrative and general          1,479       1,388       1,102
  Bad debts                                      226         197         827
  Depreciation                                    69          63          64
  Write-down of real estate held for sale        284                     839

                                               2,058       1,648       2,832

Loss before other (charges) credits, income
  taxes, cummulative effect of change in
  accounting principle and extraordinary
  item                                        (1,781)       (947)     (2,581)

Other (charges) credits:
  Interest and dividend income                   595         578         583
  Interest expense                               (37)        (10)         (7)
  Provision for doubtful notes receivable,
    El Dorado Vineyards, Inc., wholly-owned
      by a director of the Company              (454)       (427)
  Loss on real estate investments                           (500)
  Bad debt recovery                              336
  Partnership income (loss)                     (781)         23
  Securities gains, net:
    Realized                                                  37
    Unrealized                                    26          20
  Other credits                                   34          39         209

                                                (281)       (240)        785




                                     (continued)



                   DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF INCOME (LOSS)

                    YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


                                              1995        1994        1993
                                                 (Dollars in thousands,
                                                    except per share)

Loss before income taxes, cumulative effect
 of change in accounting principle and
 extraordinary item                           (2,062)     (1,187)     (1,796)

Income taxes                                     (13)         (8)

Loss before cumulative effect of change in
 accounting principle and extraordinary item  (2,075)     (1,195)     (1,796)


Effect of change in accounting principle                                 118


Loss before extraordinary item                (2,075)     (1,195)     (1,678)
Extraordinary item, net of taxes of $80        8,346

Net income (loss)                         $    6,271  $   (1,195) $   (1,678)



Income (loss) per common share:
  Income (loss) before cumulative effect
   of change in accounting principle      $    (0.32) $    (0.19) $    (0.27)
  Effect of change in accounting principle                              0.02
  Extraordinary item                            1.30

  Net income (loss)                       $     0.98  $    (0.19) $    (0.25)



                    DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                     YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                (Dollars in thousands)



                                       Preferred stock              Common stock           Capital
                                          issued (1)                   issued               in
                                                                                           excess
                                    Shares          Amount      Shares         Amount      of par   Deficit

Balance, January 1, 1993             10,152             $5     7,799,780         $3,900   $25,881  ($18,658)

Accrued dividends, Preferred                                                                            (75)
Net loss                                                                                             (1,678)

Balance, December 31, 1993           10,152              5     7,799,780          3,900    25,881   (20,411)

Accrued dividends, Preferred                                                                            (75)
Net loss                                                                                             (1,195)

Balance, December 31, 1994           10,152              5     7,799,780          3,900    25,881   (21,681)

Accrued dividends, Preferred                                                                            (72)
Purchase of treasury stock
Net income                                                                                            6,271

Balance, December 31, 1995           10,152             $5     7,799,780         $3,900   $25,881  ($15,482)

                                            Preferred                   Common              Total
                                          treasury stock             treasury stock         share-
                                                                                           holders'
                                      Shares         Amount      Shares         Amount      equity


Balance, January 1, 1993               (902)          ($70)   (1,339,684)       ($1,760)   (1,830)

Accrued dividends, Preferred                                                                    0
Net loss                                                                                        0

Balance, December 31, 1993             (902)           (70)   (1,339,684)        (1,760)   (1,830)

Accrued dividends, Preferred                                                                    0
Net loss                                                                                        0

Balance, December 31, 1994             (902)           (70)   (1,339,684)        (1,760)   (1,830)

Accrued dividends, Preferred                                                                    0
Purchase of treasury stock                                       (85,000)          (170)     (170)
Net income                                                                                      0

Balance, December 31, 1995             (902)          ($70)   (1,424,684)       ($1,930)  ($2,000)

  (1)  Series B, $7.50 dividend, voting and non-convertible
         (liquidation value $125 per share)

See notes to consolidated financial statements.


                   DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                     YEARS ENDED DECEMBER 31, 1995, 1994 and 1993

                                              1995        1994        1993
                                           (Dollars in Thousands)
Cash flows from operating activities:
   Net income (loss)                      $    6,271  $   (1,195) $   (1,678)
 Adjustments to reconcile net income
  (loss) to net cash provided by
  (used in) operating activities:
   Provision for losses on accounts and notes
    receivable, related parties and others       331         717         951
   Non-cash gain from settlement of
    liabilility                               (8,619)
   Depreciation                                   69          63          64
   Cost of real estate sold                    1,732       1,172         254
   Gain on disposition of assets                  (2)
   Non-cash portion of real estate sales        (323)       (777)       (178)
   Write-down of real estate held for sale       284                     837
   Provision for losses on investments           346         428
   Partnership loss - net                        435          50
   Gain on marketable securities                 (26)        (57)
   Changes in certain assets and liabilities:
    Decrease (increase) in trade receivables     235        (123)       (242)
    Decrease (increase) in inventory             (89)
    Decrease (increase) in prepaid expenses      107           2          90
    Decrease (increase) in deferred costs
     and other                                   (44)         (2)         27
    Increase (decrease) in trade payables        (74)       (175)        (37)
    Increase (decrease) in accrued expenses       15         (20)         54
    Increase (decrease) in deferred income                     4         (12)
    Increase (decrease) in income taxes           80                    (119)
                                              (5,543)      1,282       1,689
  Net cash provided by operating activities      728          87          11
Cash flows from investing activities:
   Payments made for real estate held
    for sale                                    (445)         (6)       (608)
   Capital expenditures                         (146)                    (21)
   Cash paid for other investments            (1,367)       (568)       (500)
   Proceeds from other investments                            12         124
   Investment in marketable securities           (65)       (835)       (124)
   Proceeds from sale of marketable
    securities                                   435       1,286
   Payments received on notes receivable       1,873       1,282         624
   Loans made to related parties                (594)       (718)       (558)
   Loans made to others                         (193)       (645)       (200)
   Cash from funds held in escrow                            459
   Proceeds from disposition of property          10          87
  Net cash provided by (used in) investing
   activities                                   (492)        354      (1,263)


                                   (continued)


                DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                 YEARS ENDED DECEMBER 31, 1995, 1994 and 1993


                                              1995        1994        1993
                                                  (Dollars in Thousands)
Cash flows from financing activities:
   Proceeds from short-term debt          $      133  $      137  $
   Payments on short-term debt                  (134)       (186)        (20)
   Payments on long-term debt                   (444)        (38)         (9)
   Payments for treasury stock                  (170)

  Net cash (used in) financing activities       (615)        (87)        (29)

Increase (decrease) in cash and cash
 equivalants                                    (379)        354      (1,281)
Cash and cash equivalents, beginning of
 year                                            874         520       1,801

Cash and cash equivalents, end of year    $      495  $      874  $      520


Supplemental disclosures of cash flow
 information:
   Cash paid during the year for:
    Interest                              $       10  $       10  $        7

Supplemental schedules of non-cash
 investing and financing activities:
   Total liability settled                $    8,985  $           $       25
   Less cash paid                                                        (20)
   Less assets transferred                      (366)
   Non-cash gain from extraordinary
    items -- settlement of liabilities    $    8,619  $           $        5

   Total revenue from real estate sold    $    1,901  $    1,558  $      301
   Less cash received from real estate
    sales                                  $   (1,578)  $    (781) $     (123)

   Notes receivable resulting
    from sales                                   323         777         178


   Property and equipment acquired
    through a capitalized lease           $       73

   Dividends paid through accrued
    liability                             $       72  $       75  $       75





                    See notes to consolidated financial statements.


          DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


1.   Summary of significant accounting policies:

     Consolidation:

     The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries Continental California Corporation (Continental), Dunes Inc., Dunes Hotel and Casino of Atlantic City, Inc. (DAC), M & R Corporation (MRC) and MRC's subsidiary, M & R Investment Company, Inc. (MRI) and MRI's subsidiaries SHF Acquisition Corporation (SHF) and Southlake Acquisition Corporation (Southlake), after elimination of all material intercompany balances and transactions.

     The Company did not consolidate Pine Ridge Joint Venture
      (PRJV), a joint venture in which the Company has a 51% interest at December 31, 1994, because the Company intends to liquidate its interest in 1996. PRJV is accounted for on the equity method. The Company did not consolidate Steadfast Cattle Company (Steadfast), a Limited Liability Company in which the Company has a 50% interest.
      Steadfast is accounted for on the equity method.

     Description of business:

     The Company considers its principal business to be the acquisition, development and sale of real estate, and related financing thereof. In that connection, the Company has invested in a number of operating entities or properties, the most significant of which is engaged in the retail land sales business. Other enterprises, which are held primarily for their real estate investment potential, include less significant operations in rice storage and drying, cattle feeding and rentals. Because these operations are continued primarily to minimize the carrying costs of the underlying real estate investments, pending their ultimate disposition, management considers the Company to be engaged in only one business segment, real estate-related investments.

     The Company's real estate investments are concentrated in Northern California and, to a lesser extent, near Las Vegas, Nevada. Accordingly, ultimate realization of these investments will be affected by changes in local economic conditions.

     Property and equipment and depreciation and amortization:

     Property and equipment are stated at cost. Depreciation and amortization are provided by the straight-line method over the estimated useful lives of the assets.


1.   Summary of significant accounting policies (continued):

     Income (loss) per share:

     Income (loss) per common share has been computed using the weighted average number of shares outstanding during the year: 6,429,822, 6,460,096 and 6,460,096 for the years ended December 31, 1995, 1994 and 1993, respectively. Dividends on nonconvertible preferred stock - Series B have been deducted from income or added to the loss applicable to common shares.

     Cash and cash equivalents:

     Cash equivalents are short-term (original maturity of 90 days or less), highly liquid investments that are both readily convertible to known amounts of cash and so near their maturity that they present insignificant risk of changes in value because of changes in interest rates.

     Reclassifications:

     Certain amounts in the Company's consolidated statements of income (loss) for the years ended December 31, 1994 and 1993 have been reclassified to conform to the 1995 presentation. Such reclassification has no effect on the results of operations.

     Inventory:

     Growing crop inventory consists of costs associated with table grapes, being grown by the Company, at El Dorado Vineyards. The inventory is stated at estimated market value, which is less than cost. Cattle inventory consists of the cost of cattle held in a feed lot for future sale. The cattle inventory is stated at estimated market value, which is less than cost.

     Real estate held for development and sale:

     Real estate held for development and sale is stated at the lower of cost or net realizable value. Costs include primarily acquisition costs and improvements costs. Costs are allocated to individual properties using the method appropriate in the circumstances.

     Use of estimates:

     The timely preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Actual results could differ from those estimates.

2.   Bankruptcy proceeding:

     On May 18, 1995, Continental filed a Petition for Relief
      Under Chapter 11 of the United States Bankruptcy Code. The Petition for Relief was filed in the United States District of Nevada, Case No. 95-21992 LBR. The case was subsequently transferred to The United States Bankruptcy Court for the Southern District of California. The bankruptcy case was dismissed on November 9, 1995.

3.   Fair value of financial instruments:

     Estimated fair value of the Company's financial instruments
      (all of which are held for nontrading purposes) are as follows:

                                        Carrying    Fair
                                         Amount    Value
                                     (Dollars in thousands)
     Cash, cash equivalents and
      marketable securities              $1,006   $1,006   (a)
     Notes receivable, real estate
      sales                               1,224    1,224   (b)
     Note receivable, related party
      (the BGC Note)                      1,127            (c)
     Solano County Option                 1,043    1,043   (d)
     Long-term debt                      (2,797)           (e)

     (a) The carrying amount approximates fair value of cash, cash equivalents and marketable securities. For marketable securities, fair values are estimated based on quoted market prices.

     (b) The fair value of the notes receivable are based on their outstanding balances and their respective interest rates. Notes receivable are collateralized by first deeds of trust on the real estate sold. In the event any purchaser were to default on the real estate notes, the Company could institute foreclosure proceedings and reacquire the property which serves as the collateral for the note. The Company believes that the fair value of the collateral is in excess of the principal amount of the related note.

     (c) It is not possible to determine the fair value of the BGC Note because the Company is unable to predict whether BGC will be able to pay the first lien note on its due date, which is the same date that the BGC Note comes due. See Note 4a(1) of Notes to Consolidated Financial Statements.

3.   Fair value of financial instruments (continued):

     (d) The fair value of the Solano County Option is estimated based on an appraisal of the real property to which the option relates and the length of the option period which enables the Company to have some flexibility as to when and if the option should be exercisable. The Company can only recover the fair value of the option
          (i) by exercising the option and selling the property or (ii) selling the option. However, if the fair value of the real property should drop below the option purchase price, the Company would not be able to recover all of its investment in the Solano County Option.

     (e) The fair value of long-term debt is not subject to reasonable estimation because the debt arose principally as a result of the settlement of a dispute.
          See Note 9 of Notes to Consolidated Financial
          Statements.

4.   Related party transactions:

     a. John B. Anderson (Anderson), the Company's controlling stockholder and Chairman of the Board of Directors of the Company, and entities owned or controlled by him (Anderson Entities) own approximately 68.5% of the Company's common stock as of March 1, 1995.

          (1) Baby Grand Corp. d/b/a Maxim Hotel and Casino (the Maxim), Las Vegas, Nevada, an Anderson Entity, owed the Company $2,523,000 plus accrued interest in the amount of $171,000 at December 31, 1995, pursuant to a promissory note dated November 2, 1992, in the original amount of $2,650,000 (the BGC Note). The BGC Note bears interest at the rate of 9% per annum. Monthly payments under the BGC Note are currently $50,000. The BGC Note is due in full on December 1, 1997 at which time the note to the present holder of the first deed of trust indebtedness on The Maxim is due. BGC is precluded from paying the final installment due on the BGC Note until it pays the amount due to the present holder of the first deed of trust indebtedness. If BGC is unable to pay the amount due to the present holder of the first deed of trust indebtedness, it would have a material adverse effect on the Company's ability to collect on the BGC Note. If BGC is unable to make the final payment, the Company would have a loss of approximately $1,732,000 for which $1,400,000 has been previously provided for. The BGC Note is collateralized by approximately 1,280,000 shares of the Company's common stock. BGC is current in payment of monetary obligations under the note. The present holder of the first deed of trust indebtedness on The Maxim filed and later canceled a Notice of Breach and Election

4.   Related party transactions (continued):

     a.   (1)  continued

               to Sell under its indebtedness in July 1995.
               Since that time, the first trust deed holder has threatened a further declaration of default primarily as a result of the appointment of a receiver for Mr. Anderson's assets. In the event the first trust deed lender declares a default, the BGC Note will also be in default.

               On February 6, 1996, the Company was informed that the Nevada State Gaming Control Board had instituted an administrative disciplinary action against BGC. The complaint alleges that BGC violated certain conditions relating to BGC's gaming license when it purchased the Solano County Option and seeks a fine in an undetermined amount. (There may also be a declaration of default by the present holder of the first deed of trust indebtedness, which would trigger a default under the BGC Note). If this action results in a material fine against BGC, there could be a material adverse effect on the Company's ability to collect the BGC Note.

               The Federal Deposit Insurance Corporation (the
               FDIC), acting as a successor and assignee of EurekaBank formerly known as Eureka Federal Savings and Loan Association (Eureka), filed a complaint against Anderson, Edith Anderson, Cedar Development Company, J. A. Inc. and J.B.A. Investments, Inc. (collectively, the Anderson Parties). The complaint arises out of a judgment in the original principal amount of approximately $33,700,000 obtained by Eureka against the Anderson Parties in the District Court for Clark County, Nevada. In consideration of Eureka's forbearance from executing on the judgment, the Anderson Parties executed a debtor-creditor agreement and related pledge and security agreements. Among other things, approximately 3,000,000 shares of the Company's common stock is pledged to the FDIC. The FDIC alleges, among other things, that the Anderson Parties have breached the debtor-creditor agreement and seek relief including (i) specific performance, (ii) appointment of a receiver, (iii) injunctive relief, (iv) judicial foreclosure, and (v) enforcement of the judgment, which together with interest, is alleged to be in excess of $63,000,000. On September 15, 1995, the Anderson Parties entered into a Stipulation and Order For:
               Entry of Order Appointing Receiver and For
               Injunctive Relief, and For Entry of Consent
               Judgment (the Stipulation). The District Court entered its order (the Order) staying certain powers granted to the receiver, but allowing the receiver to review the assets, observe the operations, and inspect the books and records, including the Company's, relating to the assets of the Anderson Parties.

4.   Related party transactions (continued):

     a.   (1)  continued

               Pursuant to the Stipulation and Order, the FDIC and the Anderson Parties agreed to a 60 day period (the Negotiation Period) to attempt to negotiate and execute a written agreement for the resolution of the FDIC claims. The original Negotiation Period was extended for an additional 60 day period and has since been extended to March 15, 1996. The Company has been advised that on March 13, 1996, Mr. Anderson and the Anderson Parties and the FDIC submitted to the court a stipulation which extends the negotiation period to the thirtieth day following delivery of notice from the FDIC that the period is to terminate. If a written settlement agreement is reached, Mr. Anderson and the Anderson Parties will have an additional 60 days from the date of execution of the settlement agreement to perform under the settlement agreement. Both periods may be extended by written agreement of the parties. If a settlement is not reached prior to the close of the Negotiation Period, the FDIC may submit the original consent judgment to the District Court,
               (i) $63,000,000, (ii) the pledged assets of the Anderson Parties, including the 3,000,000 shares of common stock of the Company, will come into control of a receiver, and (iii) the interests of the Anderson Parties in the pledged assets will be foreclosed. If such a foreclosure were to take place, it would have a material adverse effect on the Company's ability to collect on the BGC Note. Although the Company is not a party to the complaint, if the original consent judgment is entered, it will result in a change in control of the Company.

               The Company is unable to predict whether Anderson will be able to reach the Settlement Agreement, perform the Settlement Agreement, or the other circumstances under which the Consent Judgement could be entered.

          (2) For the year ended December 31, 1993, the Company paid an Anderson Entity accounting and consulting fees of $47,240. For the years ended December 31, 1995, 1994 and 1993, $49,278, $58,134 and $53,640,
               respectively, was paid on behalf of Anderson for certain of Anderson's expenses, which payments were considered compensation to Anderson and were approved by the Company's Audit Committee. At its January 1996 Board of Directors and Audit Committee meeting, the Audit Committee approved payments on behalf of Mr. Anderson of up to $65,000 for the year 1996.

          (3) During 1990 and 1991, the Company, through certain of its subsidiaries, made loans to Rancho Murieta Properties, Inc. (RMPI) (the RMPI Note) and to CBC Builders, Inc. (CBC) (the RMPI/CBC Loan) each of which are Anderson Entities located in Rancho Murieta, California, in the approximate amount of $1,400,000.

4.   Related party transactions (continued):

     a.   (3)  continued

               The notes were collateralized by subordinated liens on undeveloped land owned by both RMPI and CBC and an assignment of notes receivable due CBC by Rancho Murieta Country Club (RMCC). In April 1994, the FDIC foreclosed on all of the properties owned by CBC. In June 1994, an arbitrator ruled that the notes owing to CBC by RMCC were unenforceable. The assignment of the RMCC notes was subject to an inter-creditor agreement between SHF, MRI, and RMPI'S and CBC'S legal counsel (the Inter-creditor Agreement).

               In connection with a settlement agreement (the Agreement) between RMPI and the Pension Trust Fund for Operating Engineers and RMCC, the Agreement provided for a payment in satisfaction of certain of the obligations that had been pledged to SHF and MRI. Pursuant to the terms of the Inter-creditor Agreement, MRI and SHF received, on June
               7, 1995, $345,337 of the final settlement payment. The Company does not anticipate receiving any further payments, except for the assignment of directors fees discussed below, on either the RMPI Note or the RMPI/CBC Loan and therefore, has written the loans off against their related reserves.

               Mr. Anderson and Erik J. Tallstrom, a member of the Company's Board of Directors, who also has an interest in RMPI and CBC, assigned their directors fees to the Company to be applied to the RMPI Note and the RMPI/CBC Loan. The assignment continues to remain in effect until changed by the Board of Directors.

          (4)  Directors:

               In 1992, Mr. Andrew Marincovich, a member of the Company's Board of Directors and Chairman of the Company's Audit Committee, brought to the Company's Board of Directors, a proposal whereby the Company and El Dorado Vineyards (El Dorado), a company wholly-owned by Mr. Marincovich, would form a joint venture to raise table grapes on vineyard land in which, according to Mr. Marincovich, he had a 10% interest. During the course of the Company's due diligence period, Mr. Marincovich informed the Company that he had acquired the remaining 90% interest in the vineyard land. During the course of its due diligence period, the Company advanced $500,000 which was to be the Company's contribution to the joint venture. At the end of the due diligence period, the Company decided not to go forward with the joint venture and the advances were converted to a term loan to El Dorado.

4.   Related party transactions (continued):

     a.   (4)  continued

               In an effort to protect the Company's interest in ultimately collecting the loan, the Company continued to advance funds to (a) El Dorado, which funds were used by El Dorado for operating expenses and (b) for payments, on behalf of Mr. Marincovich, to the first lien holder on the vineyard land. The advances were evidenced by notes signed by El Dorado. In addition, Mr. Marincovich signed his personal guarantee, the recourse under which, was limited to the vineyard land and assigned his directors fees to the Company to be applied to the El Dorado loans. The assignment continues to remain in effect until changed by the Board of Directors. Mr. Marincovich also executed a power of attorney coupled with an interest to MRI or MRI'S designee allowing MRI or the designee the full right, power, and authority to execute any and all documents necessary to sell, transfer, and/or otherwise convey the vineyard land.

               In 1995, the Company assumed responsibility for farming the vineyard land which consisted of raising different varieties of table grapes. The Company expended approximately $432,000 on growing costs, including interest of $55,000 paid to the holder of the first lien on the vineyard property, and approximately $496,000 on harvesting, storage and selling costs. Revenues from the sale of the table grapes approximated $875,000. The vineyard property, owned by Mr. Marincovich, is encumbered by a loan and first deed of trust in the original amount of $1,300,000 (the Marincovich Loan). On January 5, 1995, the Company paid the first lien holder $50,000 as a principal reduction on the Marincovich Loan. The Marincovich Loan was due in full on July 1, 1995. In December 1995, the Company informed both Mr. Marincovich and the first lien holder that it would no longer farm the vineyard and therefore would no longer advance additional funds. The Company was advised that Mr. Marincovich was unable to make the required payments to the first lienholder on the vineyard property. On December 27, 1995, the first lien holder filed a Notice of Default and Election to sell Under Deed of Trust. In the event the vineyard land is sold at the foreclosure sale for more than the demand of the first lien holder, estimated to be approximately $1,400,000,
               Mr. Marincovich is entitled to any excess proceeds. Pursuant to Mr. Marincovich's personal guarantee, the Company asserts a claim against such excess proceeds, if any. No assurance can be given that the vineyard property will sell for an amount in excess of the first lienholder's demand.

               As a result of the foregoing, the Company has written off as a bad debt, approximately $881,000, which includes both principal and unpaid interest, that was advanced to El Dorado.

4.   Related party transactions (continued):

     a.   (4)  continued

               The Company's Audit Committee has been evaluating whether the loan transaction with El Dorado, a company wholly-owned by Mr. Marincovich, adversely impacted Mr. Marincovich's independence as a director serving on the Audit Committee. At its March 5, 1996 Board meeting, upon the recommendation of the independent directors, other than Mr. Marincovich, the Company's Board of Directors ruled that Mr. Marincovich was independent.

          (5) SHF entered into an agreement with California Dehydrating Co. (Cal-Dehy) an Anderson entity which owns a rice drying facility in West Sacramento, California (the Cal-Dehy Facility) whereby SHF paid Cal-Dehy $50,000 per year to operate the grain storage facility. Fees paid to Cal-Dehy for the year ended December 31, 1993, amounted to $37,500. In July 1993, SHF entered into a lease agreement with Cal-Dehy whereby SHF leased the Cal-Dehy Facility. The term of the lease is for three years at an annual rental of $60,000. As a result of entering into the aforementioned lease, it was no longer necessary to retain Cal-Dehy to operate the storage facility. In connection with its operation of the drying and storage facilities, it became necessary for SHF to become licensed by the Commodity Credit Corporation. In February 1995, the Cal-Dehy facility was the subject of a foreclosure action which terminated the SHF lease. On March 1, 1995, the Company entered into a lease with the new owner of the drying facility. The term of the new lease is for two years at an annual rental of $54,000.

               On January 1, 1996, the Company entered into an agreement with Cal-Dehy whereby the Company would pay to Cal-Dehy $60,000 per year for the use of the Cal-Dehy name and a Covenant Not To Compete. The agreement, including the Covenant Not To Compete, is for a one year period.

               In January 1996, the Company's Board of Directors authorized management to pursue the possibility of constructing a new rice drying facility adjacent to the rice storage facility in Yolo County, California (The New Drying Facility). The cost of constructing The New Drying Facility is estimated to be between $1,300,000 and $1,500,000. The
               Company has made a $47,484 deposit on a rice dryer in anticipation of constructing The New Drying Facility. The total cost of the rice dryer is $221,373. Construction of The New Drying Facility is subject to various governmental approvals and the ability of the Company to obtain adequate financing. It is anticipated that construction of the New Drying Facility will begin in November 1996 and be completed in July 1997. In the event the Company does not proceed with the construction of The New Drying Facility, the Company will lose its deposit on the rice dryer.

5.   Real estate held for development and sale:

     Real estate held for development and sale consists of the remaining portion of approximately 50 acres of developed residential land in Rancho Murieta, Sacramento County, California (now known as The Fairways) and 53 partially developed, single-family residential lots located in the City of North Las Vegas (the Las Vegas Lots).

     The Company, through SHF, developed the 50 acres of residential land located at Rancho Murieta, California as a residential planned unit development known as "The Fairways". Rancho Murieta is a 3,500 acre master planned unit development located approximately 25 miles from Sacramento, California. Rancho Murieta consists primarily of single family homes, town houses, commercial property and two 18-hole championship golf courses, including country club facilities. The Fairways, located within the boundaries of one of the golf courses located at Rancho Murieta, was subdivided into 110 single-family estate lots. As of March 1, 1996, 69 lots remain unsold.

     In connection with its development of The Fairways, SHF was required to construct several water, sewer and drainage facilities (The Improvements) that are oversized to serve lands outside the boundaries of The Fairways (the Benefited Properties). SHF and Rancho Murieta Community Services District (the District) have entered into an agreement (the Reimbursement Agreement) wherein SHF and the District have agreed that the total cost of The Improvements was $1,597,425, and that of this amount, $276,088 is allocable to The Fairways and $1,321,337, is allocable to the Benefited Properties. SHF and the District also agreed that future construction of certain other facilities will benefit both The Fairways and the Benefited Properties. The Reimbursement Agreement provides that the amount that will be allocable to The Fairways will be approximately $176,500 and will be deducted from the amount due SHF resulting in a net amount due to SHF of approximately $1,140,900. The funds will be reimbursed to SHF out of proceeds of any subsequent community facilities district or by direct payment by subsequent developers of the Benefited Properties. SHF's right to reimbursement will expire in twenty years. The Company is unable to predict what amount, if any, will be received under the Reimbursement Agreement. The rights to reimbursement are personal to SHF and do not run with the Fairway property unless assigned by SHF.

     As part of the development of The Fairways, SHF entered into a Parks Development Agreement dated February 20, 1991 (the Parks Agreement) with Rancho Murieta Association (RMA).
      The Parks Agreement provides, among other things, that the developers of properties in Rancho Murieta pay to RMA a park fee for each developed lot. It was RMA's contention that the park fees were due in full when the common areas within a subdivision are annexed into RMA. SHF

5.   Real estate held for development and sale (continued):

      maintained that the park fees, applicable to each lot, were due only when that lot was sold. In August 1994, SHF entered into a Settlement Agreement Regarding Payment of Park Fees (the Park Fee Payment Agreement). The Park Fee Payment Agreement acknowledged that the total park fees owing to RMA were $173,238. The Park Fee Payment Agreement further provided that SHF would pay $17,323 upon signing of the Park Fee Payment Agreement and that the balance would be paid ratably as the remaining lots were sold. In the event all of the lots are not sold by December 31, 1997, then any remaining amount due must be paid in full. In the event that SHF makes any sale or transfer of multiple lots within the Fairways to any other person, the allocable share of the SHF park fees attributable to the lots so conveyed shall be immediately due and payable to RMA. However, SHF is permitted to transfer multiple lots to an entity in which SHF holds at least a 50% interest without accelerating payment of the park fees allocable to the lots transferred.

     As part of the Settlement Agreement with the Resolution
      Trust Corporation as Receiver for San Antonio Savings Association (the RTC), all of the unsold lots in The Fairways are encumbered by a deed of trust in favor of the RTC. The deed of trust requires a $40,000 payment for the release of a lot.

     On February 11, 1994, the Board of Directors of RMCC adopted a resolution whereby a RMCC golfing membership may be transferred by a member lot owner to another lot or to any other lot owner within the Rancho Murieta subdivision. During 1994, RMCC, RMPI and PTF entered into various agreements which settled all litigation between the parties and affirmed the right of the members of RMCC to purchase the Country Club facilities. The Company believes that both of these events will have a positive impact on the sale of lots at The Fairways.

     The Company has instituted incentives at The Fairways whereby lot buyers who finance the purchase of a lot with the Company, will not be required to pay interest for certain periods depending on their down payment. In October 1995, the Company sponsored the Street Of Dreams. The Street of Dreams selects high-end custom home developments, selects custom home builders to build luxury custom homes and opens the homes to the viewing public. Attendance at the Street of Dreams was estimated to be approximately 75,000 people.

     On January 16, 1996, the Company signed a Letter of Intent with West Coast Properties, LLC (WCP), whereby WCP offered to purchase from the Company, 20 lots (the Phase I Lots) at The Fairways and obtain an option to purchase an additional 20 lots (the Phase II lots), with the intent of constructing single family residences on the lots purchased. The purchase price of the Phase I Lots would be the sum of $40,000 per lot plus payment of the Park Fees applicable to

5.   Real estate held for development and sale (continued):

      the Phase I Lots. In addition, the Company would receive 20% of the gross sale price of each residential dwelling sold, less $40,000, (the Phase I Success Payments) which would be paid to the Company upon the close of each escrow. The option to purchase the Phase II Lots would be exercisable upon WCP'S sale of an aggregate of any 15 of the Phase I Lots with completed single-family residences located on such lots and the Company's receipt of the Phase I Success Payments. The term of the option will expire on June 30, 1997, unless extended by mutual agreement of the parties. When WCP notifies the Company that it intends to exercise the option it will make a $25,000 non-refundable deposit, which deposit will be applied to the purchase of the Phase II Lots upon exercise of the option. The purchase price of the Phase II Lots will be $45,000 per lot plus payment of the Park Fees due on the Phase II Lots. In addition, the Company would receive 20% of the gross sale price of each residential dwelling sold, less the $45,000, (the Phase II Success Payments), which would be paid to the Company upon the close of each escrow. The Company will be permitted to sell any of the Phase II Lots until such time as WCP exercises its option. Any Phase II Lots sold by the Company will be replaced with comparable lots. The parties are currently negotiating the final terms of the document. No assurance can be given that the parties will be successful in completing the final documentation.

     On May 3, 1995, the Company, through a foreclosure sale, acquired 53 partially developed residential lots located in the City of North Las Vegas, Nevada. The 53 lots were formerly owned by Pine Ridge Joint Venture (PRJV). As part of the settlement with the RTC, the 53 lots are encumbered by a deed of trust in favor of the RTC. The deed of trust requires a $6,000 payment for the release of a lot.

6.   Property and equipment and accumulated depreciation and amortization:

                                                      1995        1994
                                                   (Dollars in thousands)

     Land and land improvements                    $   3,106  $    3,290
     Building and improvements                         1,679       1,679
     Machinery and equipment                             241          36
                                                       5,026       5,005
     Less accumulated depreciation
      and amortization                                   325         261

                                                   $   4,701  $    4,744

6. Property and equipment and accumulated depreciation and amortization (continued):

     Included in land and land improvements is $2,800,000 relating to the White Ranch and $146,000 relating to Sam Hamburg Farms. The White Ranch consists of 10,000 acres of agricultural land in which the Company has a 50% interest. The Company and the other co-owner share profits and losses equally. The Company has leased, for the 1996 crop year, approximately 5,850 acres of the White Ranch to various tenants, at rents ranging from approximately $40 to $75 per acre. Of the 10,000 acres, only 8,000 acres are farmable in its present condition. Tenants are required to pay all water usage charges applicable to the leased land. Sam Hamburg Farm consists of 150 acres. Of the 150 acres, 40 acres contain the airstrip and the shop areas which are the focus of continuing attempts at chemical cleanup. The remaining 110 acres are leased to various tenants at an annual rental of approximately $20,000.

7.   Long-term notes receivable:
                                                      1995        1994
                                                   (Dollars in thousands)

     RMPI and CBC, including accrued
      interest                                     $          $    1,401
     Prime plus 1% note due from
      Continental Industries, Inc.(a)                              1,174
     BGC, including interest                           2,692       3,047
     Officer and Director                                            105
     El Dorado, wholly-owned by a
      director of the Company                                        744
     Various real estate notes,
      collateralized by deeds of trust
      with interest ranging from
      8% to 10% (b)                                    1,224         648
     Other                                                           870
                                                       3,916       7,989
     Less allowances for doubtful
      collectibility (c)                              (1,566)     (4,568)
     Less current maturities                            (837)     (1,347)
                                                 $     1,513  $    2,074


     (a) The note arose from the sale of the former electronic subsidiary's assets. As of December 31,1995, the Continental Industries, Inc. note has been written off against the related allowance.

     (b) Included in the various real estate notes is approximately $725,000 resulting from the sale of lots at the Fairways at Rancho Murieta. These notes are subject to a collateral assignment in favor of the RTC.
          See Note 10 of Notes to Consolidated Financial
          Statements.

7.   Long-term notes receivable (continued):

     (c) The allowance for doubtful collectibility applies to and consists of the following:

                                                      1995        1994
                                                   (Dollars in thousands)

          RMPI and CBC                             $           $   1,401
          Continental Industries, Inc.                             1,174
          Baby Grand Corp.                             1,566       1,566
          El Dorado                                                  427
                                                   $   1,566   $   4,568

8.   Investments:
                                                      1995        1994
                                                   (Dollars in thousands)
     Investments at cost, net of
      valuation allowances, consist of:
      Solano County Option (a)                     $   1,045   $
      Unimproved land, San Diego,
       California (b)                                                366
      Pine Ridge Joint Venture (c)                        45         568
      Partnership, Willows Ranch (d)                     406         406
      Tri-Star Joint Venture (e)
      Steadfast Cattle Company (f)                        64
      Other                                                6           6
                                                  $    1,566 $     1,346


     (a) The Company has an option (the Solano County Option) to acquire approximately 1,690 acres of farm land located in Solano County, California. The Company acquired the Solano County Option as part of a settlement agreement between BGC, and Anderson Entity, Bank One and MRI.
          The purchase price of the Solano County Option was $1,043,902. The Solano County Option provides that the Company can purchase the 1,690 acres at a price of $3,000,000. The Company will receive a credit of $1,000,000 against the purchase price. The option expires on May 1, 2003. Upon certain conditions and the consent of the first lien holder on BGC's Maxim Hotel and Casino and the Nevada Gaming Control Board, MRI can require BGC to repurchase the Solano County Option. (the Repurchase Agreement). The Repurchase Agreement expires on the earlier of: (i) May 1, 2002 or (ii) 1 year prior to the date the option agreement expires.

8.   Investments (continued):

     (b) Continental owned four parcels of unimproved noncontiguous real property located northwest of San Diego, California. Pursuant to the terms of the settlement agreement with the RTC, Continental transferred the San Diego Property to the RTC in consideration of a $1,500,000 credit against the SASA Obligation. See Notes 9 and 10 of Notes To Consolidated Financial Statements.

     (c) In June 1993, MRI entered into a joint venture known as Pine Ridge Joint Venture (PRJV) with AJD, a Nevada limited partnership, for the purpose of developing approximately 92 single-family residences in Clark County, Nevada. The development was scheduled to be completed in two phases consisting of 32 residences which were to be completed in 1994 in the first phase and the balance to be completed in 1994 and 1995 in the second phase. In connection with MRI's participation in the joint venture, Mr. Wayne Pearson, a member of the Company's Board of Directors and the Company's Audit Committee, received a $5,000 finder's fee.

          MRI contributed $500,000 to the joint venture in return for a 20% interest in profits and capital. In addition, the joint venture agreement provides that MRI is to receive a 15% preference on its capital contribution and a 15% increase in its share of profits and capital each time MRI was required to make an additional capital contribution. AJD's capital contribution consisted of their net equity in the lots to be developed. In addition, AJD was to be responsible for the financing, construction and sale of the finished residences. In June 1994, AJD informed MRI that the joint venture needed an additional $75,000 to cover operating expenses and construction costs.
          MRI contributed the $75,000 to the joint venture and in return received an additional 10% interest in the profits and capital of the joint venture thereby bringing MRI's interest to 30%. During the months from July to November 1994, the joint venture continued to experience financial difficulties and MRI was forced to make additional advances to the joint venture which totaled $205,000. On or about November 1, 1994, MRI informed AJD that it was taking control of the entire operation of the joint venture at which time the $205,000 advanced by MRI was converted to a loan bearing interest at the rate of 15%. In addition, MRI's interest in profits and capital was increased by 21% thereby bringing MRI's interest in the joint venture to 51%.

          In August 1994, the Company was notified that a Notice of Default and Election to Sell Under Deed of Trust had been filed in connection with a $400,000 note which was collateralized by property representing approximately 60% of the property owned by PRJV. PRJV had until December 30, 1994 to cure the default. PRJV was unable to find financing satisfactory to the Company. On December 31, 1994, SHF purchased the note from the note holder for approximately $426,600 which included approximately $20,000 in delinquent interest and foreclosure and title fees in the approximate amount of $6,600.

8.   Investments (continued):

     (c)  continued

          Due to cost overruns, lack of timely completion and sales of houses, disbursements made not benefitting the joint venture and the apparent inability of AJD to cover its deficit equity in the joint venture, the Company has provided a $486,000 allowance against its investment in the joint venture.

          Summarized condensed unaudited financial information of PRJV as of 1995 and 1994 is as follows:

                                                      1995        1994
                                                  (Dollars in thousands)
          BALANCE SHEET DATA
          Assets:
           Cash and construction
            funds held in escrow                   $       1   $     293
           Work in progress, including
            land held for sale                           574       2,178
           Other                                          25          46
                                                   $     600   $   2,517
          Liabilities and Equity:
           Accounts payable                        $     144   $     270
           Construction and land
            loans payable                                799       1,884
           Equity                                       (343)        363
                                                   $     600   $   2,517
          OPERATING STATEMENT DATA
          Sales                                    $   1,266   $   1,180
          Cost of sales                               (1,580)     (1,276)
          Loss from operations                          (706)       (234)
          Net loss                                      (706)       (582)

          On February 6, 1996, the holder of the first lien foreclosed on 8 finished lots in Phase 1. The Company anticipates however, that the sale of the remaining homes in Phase 1 will cover any additional cash requirements that may be needed by PRJV.

     (d) In May 1990, the Company made a loan to William Maddocks, et al, a Central California real estate investment group, (Maddocks) in the principal amount of $1,000,000. The loan was collateralized by real property in northern California. Maddocks paid all but $315,000 of the loan. In 1992, the Company and Maddocks formed a partnership called Willows Ranch.
          The Company's contribution was the balance remaining on the original $1,000,000

8.   Investments (continued):

     (d)  continued

          loan and Maddocks contributed the net equity in the real estate that served as collateral for the Company's loan. In return for its contribution, the Company received a 25% interest in the partnership. Existing liens on the property remained the sole liability of Maddocks. The partnership agreement further provided that no distribution would be made to Maddocks until the Company had received its capital contribution plus cumulative interest at the rate of 10% from June 1, 1992.

          In November 1995, Maddocks and the Company agreed to sell the partnership land, the partnership's only asset, for a price of $835,000. The sale closed on February 5, 1996. Out of the sale proceeds, the Company received cash of approximately $209,000 and a 91.90% interest in a note in the amount of $243,430. The note bears interest at the rate of 8.25% annually. Principal payments of $24,343 plus accrued interest are due annually commencing February 1, 1997, and continuing until February 1, 2001, when the then remaining balance of principal and accrued interest shall be due and payable. The note is secured by a deed of trust on the property sold.

     (e) Tri-Star International Development (Tri-Star) and another entity entered into a joint venture agreement relating to the acquisition and development of real property located in North Las Vegas, Nevada (the
          Tri-Star Joint Venture). Tri-Star held a 50% interest in the Tri-Star Joint Venture (the Tri-Star Interest). In April 1994, the Company invested $287,500 in the Tri-Star Interest, in exchange for which the Company received a 25% interest in the Tri-Star Interest. The Company's investment was to be used for certain engineering costs and mapping the property. The Company's interest was to be calculated as a function of distributions payable to Tri-Star. As a result of the Company's investment, the Company had an indirect
          12 1/2% interest in the Tri-Star Joint Venture.

          On July 29, 1994, the other venturer in the Tri-Star Joint Venture notified Tri-Star that Tri-Star had not fulfilled certain of its obligations under the Tri-Star Joint Venture Agreement and therefore the Tri-Star
          Joint Venture was terminated. Termination of the Tri-Star Joint Venture had the effect of terminating the Company's indirect interest in the Tri-Star Joint Venture (and the property to be developed).

8.   Investments (continued):

     (e)  continued

          In January 1995, Tri-Star and the other venturers in the Tri-Star Joint Venture agreed to submit the issue of termination of the Tri-Star Joint Venture to arbitration. The Company intervened in the arbitration. The Company was subsequently informed that Tri-Star had settled its dispute with the other joint venturer and that the arbitration had been dismissed. The Company has been unable to determine the disposition of the $287,500 it invested in the MRI Joint Venture. The Company is considering what legal remedies may be available in order to recover its investment.

     (f) In July 1995, the Company's Board of Directors authorized the Company to invest up to $200,000 for a 50% interest in a cattle feeding operation with an unrelated third party. The parties formed a Limited Liability Company named Steadfast Cattle Company (Steadfast). Steadfast's primary operation is feeding cattle, on leased land located in Gonzales, California, that are owned by various ranchers and dairymen. As of December 31, 1995, the Company has contributed approximately $140,000 to Steadfast. In addition, the Company has purchased equipment in the amount of $225,000 which it leases to Steadfast. Because the Company is the sole source of funding for Steadfast, Steadfast has not made any of the required lease payments. For the period ending December 31, 1995, Steadfast had a $75,000 operating loss. On November 17, 1995, the holder of the first mortgage lien on the feed lot filed a Notice of Default and Election to Sell Under Deed of Trust. The Trustee Sale is scheduled to take place on March 22, 1996. If Steadfast is unable to negotiate a lease with the new owner of the feed lot, the Company would be unable to recover its investment in the cattle feeding operation and would suffer a significant loss on the sale of the equipment that was purchased by the Company for use in the cattle feeding operation.

8.   Investments (continued):

     (f)  continued

          Summarized condensed unaudited financial information of Steadfast as of and for the period ended December 31, 1995 is as follows:

          BALANCE SHEET DATA                          (Dollars in thousands)
          Assets:
           Cash and receivables                               $      256
           Inventory                                                  33
           Other                                                       3
                                                                     292
          Liabilities and Equity:
           Accounts payable                                   $      228
           Equity                                                     64
                                                              $      292
          OPERATING STATEMENT DATA
          Revenues                                            $      501
          Operating Expenses                                         576
          Net Loss                                            $      (75)


9.   Resolution Trust Corporation, as Receiver for San Antonio Savings
     Association:

     On October 24, 1995, the Company, along with Continental,
      MRI and SHF, entered into a Settlement, Release and Loan Modification Agreement (the Settlement Agreement) with the RTC in connection with the SASA Obligation, which the RTC alleged was $21,107,796 as of October 10, 1995. The Settlement Agreement became effective December 6, 1995. Pursuant to the Settlement Agreement and as full payment of the SASA Obligation, (i) Continental transferred the San Diego Property to the RTC in consideration of a $1,500,000 credit against the SASA Obligation, (ii) the Company paid $290,000 to the RTC, and (iii) the Company delivered a secured promissory note to the RTC (the RTC Settlement Note) in the amount of $2,710,000. In addition, Continental received an order dismissing its bankruptcy case, and the Company received orders dismissing all of the litigation between the Company, SASA, and the RTC. See Notes 10 and 14 of Notes to Consolidated Financial Statements for a detailed discussion of the terms of the RTC Settlement Note.

10.  Long-term debt:

     Long-term debt consists of the following at December 31:

                                                      1995        1994
                                                   (Dollars in thousands)

      RTC Settlement Note                         $    2,590  $
      RMA                                                114         143
      Other                                               93          25
      Less current maturities
       of long-term debt                                (208)        (22)
                                                  $    2,589  $      146

      Five year maturities of long-term debt are as follows:

                                       (Dollars in thousands)

              1996                        $       208
              1997                                132
              1998                                 20
              1999                                 27
              2000                              2,399
              Thereafter                           11
                                          $     2,797

     The amount due RMA is for payment of park fees, is non-interest bearing and is collateralized by a first deed of trust on The Fairway lots. Principal payments, in the amount of $1,658 per lot, are paid upon the close of escrow of each sale of a lot in The Fairways. If on December 31, 1997, any lots remain unsold, then the balance of the amount due becomes payable in full.

     Other long-term debt consists of an equipment lease payable in annual installments ranging from approximately $13,000 to $24,000 and an unsecured note payable in annual installments of $5,000.

     The RTC Settlement Note is dated December 6, 1995, and is due December 6, 2000. The note bears interest at the rate of 1% per annum in excess of the prime rate as published in the Wall Street Journal. The rate is adjusted semi-annually
     (the Interest Adjustment Date), provided, however, that under no circumstances shall the rate be less than 8% or more than 12% per annum. Payment terms are interest only, payable monthly. Monthly payments are adjusted semi-annually on the Interest Adjustment Date. The entire remaining principal amount and all accrued and unpaid interest is due and payable in full on the maturity date.

10.  Long-term debt (continued):

     The note is collateralized by the following:

     a. A deed of trust with an assignment of rents (Nevada Deed of Trust) with SHF. The Nevada Deed of Trust encumbers 53 partially improved residential lots located in Las Vegas, Nevada. SHF is entitled to the release of a lot upon the payment of $6,000 to the RTC for each lot released. The RTC will apply such payments to the outstanding principal due on the note.

     b. A deed of trust with an assignment of rents (Rancho Murieta Deed of Trust) with SHF. The Rancho Murieta Deed of Trust encumbers approximately 74 finished residential lots located at The Fairways at Rancho Murieta, California. SHF is entitled to the release of a lot upon the payment of $40,000 to the RTC for each lot released. The RTC will apply such payments to the outstanding principal due on the note.

     c. A collateral assignment of purchase money promissory notes (The Promissory Notes) secured by deeds of trust (Collateral Assignment) with SHF as pledgor and the RTC as pledgee. The Collateral Assignment provides for SHF to assign to the RTC the promissory notes and deeds of trust in the approximate principal amount of $725,000. Principal collections on the Promissory Notes will be remitted to the RTC for application to the outstanding principal due on the note.

11.  Shareholders' equity:

     On August 23, 1995, pursuant to an earlier agreement, the Company purchased 85,000 shares of its common stock at $2 per share from the bankruptcy estates of Morris A. Shenker and IJK Nevada, Inc. (the Bankruptcy Estates). The Company has no further obligation to the Bankruptcy Estates to purchase any additional common stock of the Company that they may own. The acquired common stock is included in treasury stock in the accompanying financial statement.

     The Company is authorized to issue 10,750,000 shares of $0.50 par value Preferred shares. The Company gave authority to its Board of Directors to issue such Preferred shares in one or more series, and to fix the number of shares in each series, and all designations, relative rights preferences and limitations of the shares issued in each series. As of December 31, 1995, the Board of Directors has not exercised the authority granted, and no such Preferred shares have been issued except for the 10,512 shares of Series B, $7.50 cumulative Preferred of which 902 shares are held as Treasury stock.

11.  Shareholders' equity (continued):

     Dividends on the Company's Series B Preferred stock have not been paid since the first quarter of 1982. The Company is in arrears on such dividends in the amount of approximately $1,028,000 as of December 31, 1995.

12.  Contingencies:

     a. The Company is involved in various legal proceedings which are considered to be incidental to the ordinary course of business. The Company believes that the impact, if any, will not materially affect the Company's operating results or consolidated financial position.

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

          Because of the ongoing testing, the State has not imposed a disposal date upon the Company. Cost of disposal is estimated at $100 per cubic yard. The Company is unable to predict when the ongoing testing will be complete or what the outcome of these tests will be. As of December 31, 1995, the Company has paid $448,000 and accrued $60,000 relating to the clean up, including the $100,000 expended for the diesel storage tank. The Company has not made an accrual for the cost, if any, of removing the contaminated earth pending the results of the various ongoing tests.

12.  Contingencies (continued):

     c. The Company has received a notice from the State of California Franchise Tax Board (FTB) wherein the FTB alleges that one of the Company's subsidiaries owes California franchise tax, penalties and interest of approximately $316,000. The FTB claims that the Company is not permitted to file a unitary tax return in California. The Company has retained legal counsel to resolve the matter with the FTB. The matter is currently being appealed to the California State Board of Equalization.

     d. The Company has been advised by the State of New Jersey, Department of State, Division of Commercial Recording that neither Dunes, Inc. nor DAC filed reports required by state statutes for two consecutive years. As a result, as of February 28, 1995, the state of New Jersey revoked the active status of Dunes, Inc. and DAC which can result in denial of their privilege of doing business under their respective current names. The Company has no current plans to resume operations or pursue business opportunities in New Jersey and does not intend to contest the action.

     e. As more fully described in Note 4a(1), Mr. Anderson and the Anderson Parties are involved in litigation with the FDIC, the result of which could cause a foreclosure of the pledged assets of the Anderson Parties. Such a foreclosure of the Anderson Parties assets would have a material adverse effect on the Company's ability to collect the BGC Note, and in addition, will result in a change in control of the Company.

13.  Taxes:

     The Company and its subsidiaries file a consolidated federal income tax return.

     In January 1993, the Company adopted Statement of Financial
      Accounting Standards No. 109, Accounting for Income Taxes (FAS 109). Previously, the Company accounted for income taxes under Opinion No. 11 of the Accounting Principles Board. The adjustments to the December 31, 1993 balance sheet to adopt FAS 109 netted to $118,000. This amount is reflected in the Consolidated Statements of Loss for 1993, as the effect of a change in accounting principle.

13.  Taxes (continued):

     Deferred tax assets (liabilities) are comprised of the following at December 31, 1995 and 1994:

                                                      1995        1994
                                                   (Dollars in thousands)
      Loan reserves                                $     536   $   1,554
      Accounts receivable reserves                         8          61
      Investment reserves                                195         145
      Real estate reserves                               382         285
      Loss carry forwards                             14,702      14,572
      Other                                                4           7
          Gross deferred tax assets                   15,827      16,624
          Deferred tax assets
           valuation allowance                       (15,810)    (16,427)
                                                          17         197
      Installment sales                                              (73)
      Real estate basis timing
       difference                                                   (117)
      Marketable securities valuation
       allowance                                         (17)         (7)
        Gross deferred tax liabilities                   (17)       (197)
      Net deferred tax assets                      $       0   $       0

     A reconciliation of the changes in deferred tax assets valuation allowance for 1995 and 1994 is as follows:

                                                      1995        1994
                                                  (Dollars in thousands)

      Write-off of installment notes
       receivable                                  $      73   $
      Tax recognition of real estate
       basis timing difference                           117
      Tax recognition of passive loss                     (7)
      Book marketable securities
       unrealized gain                                   (10)         (7)
      Current year loss carry forwards                   130          31
      (Decrease) increase in loan reserves            (1,018)        257
      (Decrease) increase in accounts
       receivable reserves                               (53)         16
      Book reserve of investments loss                    54         145
      Book reserve of real estate loss                    97

      Change in deferred tax asset
       valuation allowance                              (617)        442

      Deferred tax assets valuation
       allowance, beginning of year                   16,427      15,985

      Deferred tax assets valuation
       allowance, end of year                      $  15,810   $  16,427



13.  Taxes (continued):

     A reconciliation of the federal statutory tax rate to the effective tax rate for 1995, 1994 and 1993, is as follows:

                                       Percentage of pre-tax income
                                       1995       1994        1993

      Federal statutory rate          34.00%    (34.00%)    (34.00%)
      Net operating loss applied     (18.38%)
      Debt discharges and other      (21.55%)               (37.36%)
      Non-deductible items:
       Loss reserves                   0.03%     21.91%      35.12%
       Valuation adjustments           0.03%     12.22%      34.74%
       Other                           5.88%     (0.13%)      1.50%
                                       0.01%      0.00%       0.00%


     The Company has the following net operating loss carryovers available for income tax reporting purposes:

          Year of expiration            (Dollars in thousands)

                 2001                            $10,000
                 2003                             22,034
                 2004                              1,908
                 2005                              1,896
                 2006                              3,550
                 2007                                825
                 2008                              2,425
                 2009                                604

     As more fully described in Note 4a(1), a change in control of the Company could take place. If such a change in control were to take place, it would have an effect as to when and as to the amount of net operating losses that the Company could use to offset future taxable income in any given year. This annual amount, to the extent not used in any given taxable year, may be carried forward and added to the limitation of subsequent years.

13.  Taxes (continued):

     A subsidiary has not paid State of New Jersey income taxes since 1980 due to a dispute with the taxing authorities over the method of determining the tax liability. In 1983, judgments were entered in favor of the State amounting to $247,000 exclusive of interest and penalties for which the Company believes adequate provision has been made in the consolidated financial statements.
      Non-payment of New Jersey state income taxes could result in suspension of the subsidiary's right to do business in the state. This suspension would have no effect on the current operations of the Company.

14.  Extraordinary Item:

     At December 31, 1995, the Company recorded as an extraordinary item, a gain in the amount of $8,346,000, net of tax of $80,000, resulting from the settlement of the SASA Obligation with the RTC. The settlement resulted in the Company and the RTC entering into a Settlement, Release and Loan Modification Agreement (The Agreement). The Agreement provided, among other things, that upon execution of The Agreement, the Company would pay to the RTC the sum of $290,000, transfer to the RTC the San Diego property at an agreed upon price of $1,500,000 and sign a promissory note in favor of the RTC in the principal amount of $2,710,000. The effect of the foregoing was to reduce the amount of the SASA Obligation by $8,616,000.
      In connection with the settlement, the Company incurred legal fees and other costs in the approximate amount of $190,000.

                                DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES
                        SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                                 December 31, 1995
                                                                                          SCHEDULE VIII
               COLUMN A              COLUMN B           COLUMN C                COLUMN D       COLUMN E
                                                       Additions
                                                    (1)          (2)
                                    Balance at   Charges to   Charges to      Other changes    Balance
                                    beginning    Costs and   other accounts-  add (deduct)    at end of
            Classification          of period     expenses     describe         describe        period
                                                      (Dollars in thousands)

    Allowance for doubtful
      accounts:

      Notes Receivable - Director         $427         $382          $72 (2)      ($881)(1)         $0

      Long-term notes receivable -
       related party                     2,967                        41 (2)     (1,442)(1)      1,566

      Accounts receivables                               23                                         23

      Long-term notes receivable         1,174                         61(2)     (1,235)(1)          0


                                        $4,568         $405                     ($3,558)        $1,589



          (1)  Credit to related notes receivable

          (2)  Interest income

                                                           S-1


                                DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES
                          SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                                 December 31, 1994
                                                                                          SCHEDULE VIII
               COLUMN A              COLUMN B           COLUMN C              COLUMN D       COLUMN E
                                                       Additions
                                                    (1)          (2)
                                    Balance at   Charges to   Charges to    Other changes    Balance
                                    beginning    Costs and   other accounts-add (deduct)    at end of
            Classification          of period     expenses     describe       describe        period
                                                         (Dollars in thousands)

   Allowance for doubtful
      accounts:

      Accounts Receivable                 $131          $72                        ($203)(1)        $0

      Long-term notes receivable         1,092                      $82(2)                       1,174

      Notes Receivable - Director                       427                                        427

      Long-term notes receivable -
       related party                     2,759          125         111(2)          (28)(3)      2,967


                                        $3,982         $624         $193          ($231)        $4,568


          (1)  Write off against allowance

          (2)  Interest income

          (3)  Bad debt recovery

                                                           S-2


                                 DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES
                         SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                                 December 31, 1993
                                                                                          SCHEDULE VIII
               COLUMN A              COLUMN B           COLUMN C              COLUMN D        COLUMN E
                                                       Additions
                                                    (1)          (2)
                                    Balance at   Charges to   Charges to      Other changes    Balance
                                    beginning    Costs and   other accounts-  add (deduct)    at end of
            Classification          of period     expenses     describe         describe        period

                                                (Dollars in thousands)


	Allowance for doubtful
      accounts:

      Long-term notes receivable
          - Related Party              $2,670          $89                                     $2,759

      Accounts receivable                 142                                     ($11)(1)        131

      Long-term notes receivable          219          873                                      1,092

                                       $3,031         $962                        ($11)        $3,982




      (1)  Bad debt recovery




                                                           S-3



                      DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES

                  SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                    December 31, 1995
                                                                                SCHEDULE XI

    COLUMN A                                           COLUMN B                         COLUMN C

                                                                                 Initial cost to Company

                                                                                              Buildings
                                                                                                 and
    Description                                      Encumbrances                   Land     Improvements

    REAL ESTATE HELD FOR SALE                                         (D o l l a r s  i n  T h o u s a n d s)
    Approximately 110 residential lots          Deed of Trust in
     located in Rancho Murieta, California      favor of Resolution
     (The Fairways)                             Trust Corporation (2)     $2,590
                                                Deed of Trust in
                                                favor of Rancho
                                                Murieta Association          114     $3,880

    Approximately 80 acres of unimproved
     land located in Auburn, California                                                  40

    53 partially improved residential lots      Deed of Trust in
     located in North Las Vegas, Nevada         favor of Resolution
                                                Trust Corporation (2)      2,590        428
                                                                           2,704      4,348
    REAL ESTATE INCLUDED IN PROPERTY,
    PLANT AND EQUIPMENT
    Approximately 10,000 acres located in Kings
     and Tulare County, California                                                    2,800

    Approximately 4,600 acres located in Fresno
     and Merced County, California                                                    1,866

    Rice storage facility located in Yolo County,
     California                                                                         159         1,678
                                                                                      4,825         1,678

                                                                          $2,704     $9,173        $1,678



    COLUMN A                                           COLUMN D                                COLUMN E
                                                Costs capitalized subsequent     Gross amount at which carried
                                                    to acquisition               at close of period (Note 1)

                                                                                              Buildings
                                                                       Carrying                  and
    Description                                      Improvements        costs      Land     Improvements    Total

    REAL ESTATE HELD FOR SALE
    Approximately 110 residential lots
     located in Rancho Murieta, California
     (The Fairways)


                                                           $6,837                  $6,097                   $6,097

    Approximately 80 acres of unimproved
     land located in Auburn, California                                                40                       40

    53 partially improved residential lots
     located in North Las Vegas, Nevada
                                                                                      428                      428
                                                            6,837                   6,565                    6,565
    REAL ESTATE INCLUDED IN PROPERTY,
    PLANT AND EQUIPMENT
    Approximately 10,000 acres located in Kings
     and Tulare County, California                                                  2,800                    2,800

    Approximately 4,600 acres located in Fresno
     and Merced County, California                                       276          146                      146

    Rice storage facility located in Yolo County,
     California                                                                       159         1,678      1,837
                                                                         276        3,105         1,678      4,783

                                                           $6,837       $276       $9,670        $1,678    $11,348





    COLUMN A                                           COLUMN F        COLUMN G       COLUMN H     COLUMN I

                                                                                                Life on which
                                                                                               depreciation in
                                                                                                latest income
                                                     Accumulated        Date of        Date      statement is
    Description                                      depreciation     construction    acquired     computed

    REAL ESTATE HELD FOR SALE
    Approximately 110 residential lots
     located in Rancho Murieta, California
     (The Fairways)


                                                                                      01/31/90

    Approximately 80 acres of unimproved
     land located in Auburn, California                                               03/08/94

    53 partially improved residential lots
     located in North Las Vegas, Nevada
                                                                                        1995

    REAL ESTATE INCLUDED IN PROPERTY,
    PLANT AND EQUIPMENT
    Approximately 10,000 acres located in Kings and Tulare County, California

    Approximately 4,600 acres located in Fresno
     and Merced County, California                                                    03/23/88

    Rice storage facility located in Yolo County,
     California                                              301         1985         11/14/90   10-31 years
                                                             301

                                                            $301


                                                     December 31,
                                                         1995            1994       1993
    Accumulated Depreciation
    Reconciliation:
     Balance-beginning of period                              $243       $185       $127
     Additions during period:
      Provision for depreciation                                58         58         58


     Balance - end of period                                  $301       $243       $185



                                                     December 31,
                                                         1995            1994       1993

    Reconciliation:
     Balance-beginning of period                           $12,920    $13,872    $13,714
     Additions during period:
      Improvements                                              17        239      1,222
      Other acquisitions                                       427         40
                                                            13,364     14,151     14,936
    Deductions during period:
     Cost of sales                                           1,732      1,231        225
     Valuation allowance (3)                                   284                   839


     Balance - close of period                             $11,348    $12,920    $13,872



    Note 1 The cost basis for Federal Income Tax purposes is the same as for financial reporting purposes.

    Note 2 The Deed of Trust in favor of the Resolution Trust Corporation encumbers both properties in the total amount of $2,590.

    Note 3 Valuation allowances have been provided against the lots in Rancho Murieta. The purpose of the valuation allowance was to reduce the carrying value to estimated market value.


                             DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES
                              SCHEDULE XII - MORTGAGE LOANS ON REAL ESTATE

                                                                 DECEMBER 31, 1995
                                                                                           SCHEDULE XII
                      COLUMN A                      COLUMN B     COLUMN C     COLUMN D




                                                                  Final       Periodic
                                                    Interest     Maturity     Payment
                     Description                     Rates         Date         Term

    Collateralized by Sam Hamburg Farm Property:
       Delgado                                           9.00%   02/22/00      Note 1
       ATB Packing                                       8.50%   02/08/00      Note 2

    Collateralized by Las Vegas Property:
       Pine Ridge Joint Venture                         12.00%   08/06/95      Note 3
       Pine Ridge Joint Venture                         13.00%   03/01/95      Note 3

    Collateralized by Residence:
       Johnson, Marvin                                   8.00%   06/29/96      Note 3

    Collateralized by the Fairways Property:
       Consolidated Kapital, Inc.                        8.00%   01/25/97    Note 3 & 4
       Martin, Chandler T. & Debra L.                    8.00%   03/05/98    Note 3 & 4
       Duerr Family Revocable Trust                      8.00%   08/10/96    Note 3 & 4
       James, Raymond L. & Cheryle                      10.00%   12/14/97    Note 3 & 4
       Parks, James P. & Dale A.                         9.00%   02/22/98    Note 3 & 4
       Xepoleas, John P. & Monterey A.                   8.00%   03/15/98    Note 3 & 4
       Brown, William A.                                10.00%   04/14/98    Note 3 & 4


                      COLUMN A                      COLUMN E     COLUMN F     COLUMN G     COLUMN H
                                                                                            Principal
                                                                                            Amount of
                                                                                              Loans
                                                                                Carrying    Subject to
                                                                     Face      Amount of    Delinquent
                                                     Prior        Amount of    Mortgages    Principal
                     Description                     Liens        Mortgages     (Note 3)   or Interest

    Collateralized by Sam Hamburg Farm Property:
       Delgado                                        None         $50,099      $50,099           $0
       ATB Packing                                    None         126,737      107,727            0
                                                    Subtotal       176,836      157,826            0
    Collateralized by Las Vegas Property:
       Pine Ridge Joint Venture                       None          37,560       37,560       37,560
       Pine Ridge Joint Venture                       None          82,398       82,398
                                                    Subtotal       119,958      119,958       37,560
    Collateralized by Residence:
       Johnson, Marvin                                None          85,000       85,000

    Collateralized by the Fairways Property:
       Consolidated Kapital, Inc.                     None         164,160      164,160            0
       Martin, Chandler T. & Debra L.                 None          70,000       70,000       70,000
       Duerr Family Revocable Trust                   None         193,800      193,800            0
       James, Raymond L. & Cheryle                    None          79,200       79,200            0
       Parks, James P. & Dale A.                      None          57,000       57,000            0
       Xepoleas, John P. & Monterey A.                None          76,000       76,000            0
       Brown, William A.                              None          85,360       83,976            0
                                                    Subtotal       725,520      724,136       70,000

                                                     TOTAL      $1,107,314   $1,086,920     $107,560


                                                                 12/31/94

    Balance at Beginning of Period                              $1,341,368
      Additions During Period:
       New Mortgage Loans                                          600,154

                                                                 1,941,522

      Deduction During Period:
       Collections of Principal                                    854,602

    Balance at End of Period                                    $1,086,920


    Note 1 - Interest Payable Quarterly - Principal payable in 5 equal annual installments.
    Note 2 - Principal and interest payable quarterly until maturity.
    Note 3 - Interest payable monthly until maturity.
    Note 4 - Subject to a collateral assignment in favor of the Resolution
             Trust Corporation as Receiver for San Antonio Savings
             Association, F.A.

                          EXHIBIT INDEX


EXHIBIT
NO.                   DESCRIPTION                        PAGE NO.

3.01   Restated Certificate of Incorporation of
       Dunes Hotels and Casinos Inc. dated June 17,
       1982, is incorporated herein by reference to Dunes Hotels and Casinos Inc. Annual Report on Form 10-K (file no. 1-4385) for the year ended December 31, 1994, Part IV, Item
       14(a)(3), Exhibit 3.01.

3.02   Certificate of Amendment of Restated
       Certificate of Incorporation of Dunes Hotels and Casinos Inc. dated December 19, 1984, is incorporated herein by reference to Dunes
       Hotels and Casinos Inc. Annual Report on
       Form 10-K (file no. 1-4385) for the year ended December 31, 1994, Part IV, Item
       14(a)(3), Exhibit 3.02.

3.03   Revised By-laws of Dunes Hotels and Casinos
       Inc. dated December 1984, is incorporated herein by reference to Dunes Hotels and Casinos Inc. Annual Report on Form 10-K
       (file no. 1-4385) for the year ended
       December 31, 1994, Part IV, Item 14(a)(3),
       Exhibit 3.03.

4.01   Specimen Certificate for the Common Stock of
       Dunes Hotels and Casinos Inc., is
       incorporated herein by reference to Dunes
       Hotels and Casinos Inc. Annual Report on
       Form 10-K (file no. 1-4385) for the year ended December 31, 1994, Part IV, Item
       14(a)(3), Exhibit 4.01.

4.02 Specimen Certificate for the Preferred Stock of Dunes Hotels and Casinos Inc., is incorporated herein by reference to Dunes
       Hotels and Casinos Inc. Annual Report on
       Form 10-K (file no. 1-4385) for the year ended December 31, 1994, Part IV, Item
       14(a)(3), Exhibit 4.02.

10.02 Agreement dated November 21, 1989 by and between CCC Nevada Inc. (formerly
       Continental Connector Corporation), and
       Continental Industries, Inc.;  Promissory
       Note dated November 20, 1984, in the
       principal amount of $3,000,000 made by
       Continental Industries, Inc. to Continental
       Connector Corporation; Allonge to Promissory
       Note, dated November 20, 1989, in the
       original principal amount of $3,000,000 made by Continental Industries, Inc. to
       Continental Connector Corporation; Security
       Agreement dated as of November 20, 1984 by and between Continental Industries, Inc. and Continental Connector Corporation; and
       Continuing Guaranty dated April 2, 1985, by
       Morris Blinder and Meyer Blinder in favor of Continental Connector Corporation, are incorporated herein by reference to Dunes
       Hotels and Casinos Inc. Annual Report on
       Form 10-K (file no. 1-4385) for the year ended December 31, 1994, Part IV, Item
       14(a)(3), Exhibit 10.02.

10.04 Settlement Agreement dated June 28, 1988, by and between San Antonio Savings Association and Dunes Hotels and Casinos Inc.; First
       Amendment to Settlement Agreement dated
       December 5, 1989, by and between San Antonio
       Savings Association, F.A. (assignee of San
       Antonio Savings Association) and Dunes
       Hotels and Casinos Inc., is incorporated herein by reference to Dunes Hotels and Casinos Inc. Annual Report on Form 10-K
       (file no. 1-4385) for the year ended
       December 31, 1994, Part IV, Item 14(a)(3),
       Exhibit 10.04.  Settlement Release and Loan
       Modification Agreement dated October 24,
       1995, by and among the Resolution Trust
       Corporation, Dunes Hotels and Casinos Inc.,
       Continental California Corporation, M & R
       Investment Company, Inc. and SHF Acquisition
       Corporation, is incorporated herein by
       reference to Dunes Hotels and Casinos Inc.
       Quarterly Report on Form 10-Q for the nine months ended September 30, 1995, Item 6,
       Exhibit 10.01.  Order Granting Joint Motion
       to Dismiss Bankruptcy Case and Adversary
       Proceeding, dismissing bankruptcy case of
       Continental California Corporation, is
       incorporated herein by reference to Dunes
       Hotels and Casinos Inc. Current Report on
       Form 8-K dated November 22, 1995, Item 7(c),
       Exhibit 99.01.

10.05  Stipulation and Order for Dismissal with
       Prejudice filed in the United States
       Bankruptcy Court, District of Nevada, Case
       No. BK-S-92-20989 (RCJ) executed by The
       Valley National Bank of Arizona, EurekaBank,
       M&R Investment Company, Inc. and Baby Grand
       Corp.; Compromise Agreement dated November
       9, 1992, by and among Maxim Development, The
       Valley National Bank of Arizona and Redwood
       Bank; Settlement Agreement and Mutual
       Release dated November 2, 1992, by and among EurekaBank, The Valley National Bank of
       Arizona, M&R Investment Company, Inc. and
       Baby Grand Corp.; Addendum to Settlement
       Agreement and Mutual Release dated November
       2, 1992, by and among EurekaBank, The Valley
       National Bank of Arizona, M&R Investment
       Company, Inc., and Baby Grand Corp.;
       Stipulation for Dismissal of Appeal with Prejudice filed in the United States
       District Court, District of Nevada, Case No.
       CV-S-92-675-LVG (RCH) dated November 2, 1992 and executed by The Valley National Bank of Arizona, Baby Grand Corp., M&R Investment
       Company, Inc. and the official Unsecured
       Creditors' Committee; Promissory Note dated
       November 2, 1992, in the principal amount of $2,650,000 made by Baby Grand Corp. to M&R
       Investment Company, Inc.; Amended and
       Restated Pledge Agreement dated November 2,
       1992, by and between Baby Grand Corp. and M&R Investment Company, Inc.; and Release of
       Assignment of Leases, Rents and Revenues dated November 2, 1992, by M&R Investment
       Company, Inc., are incorporated herein by reference to Dunes Hotels and Casinos Inc.
       Annual Report on Form 10-K (file no. 1-4385) for the year ended December 31, 1992, Part
       IV, Item 14(a)(3), Exhibit 10.05.  Second
       Settlement and Forbearance Agreement dated
       February 9, 1995, by and among Baby Grand
       Corp., M & R Investment Company, Inc. and
       Bank One, Arizona, NA.; and Purchase
       Agreement (including Option Agreement) dated
       February 9, 1995, by and between Baby Grand
       Corp. and M & R Investment Company, Inc., are incorporated herein by reference to Dunes Hotels and Casinos Inc. Current Report on Form 8-K (file no. 1-4385) dated February
       9, 1995, Item 7, Exhibit Nos. 10.01 and
       10.02.

10.06 Straight Note dated August 28, 1990, in the principal amount of $486,000 made by Rancho
       Murieta Properties, Inc. to SHF Acquisition
       Corporation; and Deed of Trust with
       Assignment of Rents (Short Form) dated
       August 28, 1990, by and between Rancho
       Murieta Properties, Inc., First American
       Title Insurance Company and SHF Acquisition
       Corporation, securing $486,000 Straight
       Note, are incorporated herein by reference to Dunes Hotels and Casinos Inc. Annual
       Report on Form 10-K (file no. 1-4385) for the year ended December 31, 1990, Part IV,
       Item 14(a)(3), Exhibit 10.07.  Second
       Extension Agreement dated September 30,
       1993, by and between SHF Acquisition
       Corporation and Rancho Murieta Properties,
       Inc.; Pre-workout Letter Agreement dated
       November 9, 1993, by and between SHF
       Acquisition Corporation and Rancho Murieta
       Properties, Inc.; Assignment of Membership
       Proceeds dated September 30, 1993, by and among SHF Acquisition Corporation, Rancho
       Murieta Properties, Inc. and M & R
       Investment Company, Inc.; and UCC-1
       Financing Statement dated November 29, 1993, by Rancho Murieta Properties, Inc. in favor of SHF Acquisition Corporation and M & R
       Investment Company, Inc., are incorporated herein by reference to Dunes Hotels and Casinos Inc. Annual Report on Form 10-K
       (file no. 1-4385) for the year ended
       December 31, 1993, Part IV, Item 14(a)(3),
       Exhibit 10.10.

10.09 Promissory Note dated May 31, 1990, in the principal amount of $1,100,000, made by Yolo
       Oil and Gas, Inc. to SHF Acquisition
       Corporation; Guaranty of Payment and
       Performance dated May 29, 1990, by 500 First
       Street, a California general partnership,
       Kent N. Calfee, William Maddocks and Kenneth
       Wallace in favor of SHF Acquisition
       Corporation; Deed of Trust and Security
       Agreement dated May 31, 1990, by and among Yolo Oil and Gas, Inc., Chicago Title
       Insurance Company and SHF Acquisition
       Corporation; Deed of Trust and Security
       Agreement dated May 29, 1990, by and among 500 First Street, Wildlife Artisan, Inc.,
       Chicago Title Insurance Company and SHF
       Acquisition Corporation; Assignment of Rents and Leases dated May 31, 1990, by and between Wildlife Artisan, Inc. and 500 First
       Street, for the benefit of SHF Acquisition
       Corporation; Environmental Indemnity
       Agreement dated May 31, 1990, by Yolo Oil &
       Gas, Inc., 500 First Street, Kent N. Calfee,
       William Maddocks and Kenneth Wallace in
       favor of SHF Acquisition Corporation; Loan
       Agreement dated May 25, 1990, by and among Yolo Oil & Gas, Inc., SHF Acquisition
       Corporation, 500 First Street, and William
       Maddocks; Lender's Escrow Instructions dated
       May 31, 1990, by Yolo Oil & Gas, Inc.,
       Chicago Title Insurance Company and SHF
       Acquisition Corporation; Deed of Trust and
       Security Agreement dated May 29, 1990, by
       500 First Street, Wildlife Artisan, Inc.,
       Chicago Title Insurance Company and SHF
       Acquisition Corporation; and Assignment of
       Rents and Leases dated May 31, 1990, by
       Wildlife Artisan, Inc., 500 First Street, and SHF Acquisition Corporation, are incorporated herein by reference to Dunes
       Hotels and Casinos Inc. Annual Report on
       Form 10-K (file no. 1-4385) for the year ended December 31, 1990, Part IV, Item
       14(a)(3), Exhibit 10.11.

10.10 Letter Agreement dated July 21, 1991, by and among Calfee & Young (on behalf of M & R
       Investment Company, Inc.), Rancho Murieta
       Properties, Inc. and CBC Builders, Inc.;
       Promissory Note in the principal amount of $955,500 made by Rancho Murieta Properties,
       Inc. and CBC Builders, Inc. to M&R
       Investment Company, Inc.; Deed of Trust with
       Assignment of Rents dated July 22, 1991, by
       CBC Builders, Inc. in favor of M&R
       Investment Company, Inc.; Deed of Trust
       dated July 22, 1991 by CBC Builders, Inc. in favor of M&R Investment Company, Inc.;
       Collateral Assignment of Partnership
       Interest dated July 22, 1991, by Erik J.
       Tallstrom in favor of M&R Investment
       Company, Inc.; Assignment of Director's Fees dated July 22, 1991, by and between CBC
       Builders, Inc. and M&R Investment Company,
       Inc.; Memorandum of Option to Purchase dated
       July 22, 1991, by and between CBC Builders,
       Inc. and M&R Investment Company, Inc.; and
       Personal Guaranty dated July 22, 1991, by
       Erik J. Tallstrom, are incorporated by
       reference to Dunes Hotels and Casinos Inc.
       Annual Report on Form 10-K (file no 1-4385) for the year ended December 31, 1991, Part
       IV, Item 14(a)(3), Exhibit 10.12.  Extension
       Agreement dated September 30, 1993, by and among M & R Investment Company, Inc., Rancho
       Murieta Properties, Inc. and CBC Builders,
       Inc.; Pre-workout Letter Agreement dated
       November 9, 1993, by and among M & R
       Investment Company, Inc., Rancho Murieta
       Properties, Inc. and CBC Builders, Inc.;
       Extension of Option Agreement dated
       September 30, 1993, by and between M&R
       Investment Company, Inc. and CBC Builders,
       Inc, are incorporated herein by reference to Dunes Hotels and Casinos Inc. Annual Report on Form 10-K (file no. 1-4385) for the year ended December 31, 1993, Part IV, Item
       14(a)(3), Exhibit 10.10.

10.14  Corporation Deed of Trust with Assignment of
       Rents dated March 23, 1993, by and among Andrew P. Marincovich and Matilda C.
       Marincovich, First American Title Insurance
       Company and M&R Investment Company, Inc.;
       Promissory Note dated July 22, 1992, in the principal amount of $500,000 made by El
       Dorado Vineyards, Inc. to M&R Investment
       Company, Inc.; Business Loan Agreement by and among M&R Investment Company, Inc., El
       Dorado Vineyards, Inc. and Andrew P.
       Marincovich; Security Agreement by El Dorado
       Vineyards, Inc. in favor of  M&R Investment
       Company, Inc.; Personal Guaranty dated April
       7, 1993, by Andrew P. Marincovich in favor of M&R Investment Company, Inc., are incorporated herein by reference to Dunes
       Hotels and Casinos Inc. Annual Report on
       Form 10-K (file no. 1-4385) for the year ended December 31, 1992, Part IV, Item
       14(a)(3), Exhibit 10.14. Promissory Note in the principal amount of $500,000, made by El
       Dorado Vineyards, Inc. to M&R Investment
       Company, Inc.; Promissory Note in the
       principal amount of $8,800 made by El Dorado
       Vineyards, Inc. to M&R Investment Company,
       Inc.; Promissory Note in the principal
       amount of $3,945.21 made by El Dorado
       Vineyards, Inc. to M&R Investment Company,
       Inc.; Promissory Note in the principal
       amount of $39,591.29 made by El Dorado
       Vineyards, Inc. to M&R Investment Company,
       Inc.; Business Loan Agreement by and among
       M&R Investment Company, Inc., El Dorado
       Vineyards, Inc. and Andrew P. Marincovich;
       Personal Guaranty by Andrew P. Marincovich in favor of M&R Investment Company, Inc.;
       and Security Agreement by El Dorado
       Vineyards, Inc. in favor of M&R Investment
       Company, Inc., are incorporated herein by reference to Dunes Hotels and Casinos Inc.
       Annual Report on Form 10-K (file no. 1-4385) for the year ended December 31, 1993, Part
       IV, Item 14(a)(3), Exhibit 10.14.  Loan
       Modification Agreement dated July 15, 1994, by and among El Dorado Vineyards, Inc.,
       Andrew P. Marincovich and M&R Investment
       Company, Inc.; Durable Special Power of
       Attorney dated July 21, 1994 by Andrew P.
       Marincovich; Promissory Note dated July 15,
       1994, in the principal amount of $500,000 made by El Dorado Vineyards, Inc. to M&R
       Investment Company, Inc.; Promissory Note dated July 15, 1994, in the principal amount of $39,591.32 made by El Dorado Vineyards,
       Inc. to M&R Investment Company, Inc.;
       Promissory Note dated July 15, 1994, in the principal amount of $3,945.21 made by El
       Dorado Vineyards, Inc. to M&R Investment
       Company, Inc.; Promissory Note dated July
       15, 1994, in the principal amount of
       $8,800.00 by El Dorado Vineyards, Inc. to
       M&R Investment Company, Inc.; Promissory
       Note dated July 15, 1994, in the principal amount of $12,184.86 made by El Dorado
       Vineyards, Inc. to M&R Investment Company,
       Inc.; and Promissory Note dated July 19,
       1994, in the principal amount of $153,428.94 by El Dorado Vineyards, Inc. to M&R
       Investment Company, Inc., are incorporated herein by reference to Dunes Hotels and Casinos Inc. Quarterly Report on Form 10-Q
       (file no. 1-4385) for the six months ended
       June 30, 1994, Item 6, Exhibit 10.01.  Note
       Modification Agreement (with Exhibits A
       through F) dated January 5, 1995, by and among El Dorado Vineyards, Inc., Andrew P.
       Marincovich and M&R Investment Company,
       Inc., is incorporated herein by reference to Dunes Hotels and Casinos Inc. Annual Report on Form 10-K (file no. 1-4385) for the year ended December 31, 1994, Part IV, Item
       14(a)(3), Exhibit 10.14.

10.16  Parks Development Agreement dated February
       20, 1991, by and among the Rancho Murieta
       Association, the Rancho Murieta Community
       Services District,  Rancho Murieta
       Properties, Inc., CBC Builders, Inc. and SHF
       Acquisition Corporation, is incorporated herein by reference to Dunes Hotels and Casinos Inc. Annual Report on Form 10-K
       (file no. 1-4385) for the year ended
       December 31, 1993, Part IV, Item 14(a)(3),
       Exhibit 10.16.  Settlement Agreement
       Regarding Payment of Park Fees (not dated) by and among Rancho Murieta Association, SHF
       Acquisition Corporation, CBC Builders, Inc.,
       Rancho Murieta Properties, Inc. and Rancho
       Murieta Community Services District of
       Sacramento County, is incorporated herein by reference to Dunes Hotels and Casinos Inc.
       Annual Report on Form 10-K (file no. 1-4385) for the year ended December 31, 1994, Part
       IV, Item 14(a)(3), Exhibit 10.16.

10.17  Inter-Creditor Agreement dated September 30,
       1993, by and among SHF Acquisition
       Corporation, M & R Investment Company, Inc.
       and Calfee & Young, is incorporated herein by reference to Dunes Hotels and Casinos
       Inc. Annual Report on Form 10-K (file no. 1-4385) for the year ended December 31, 1993,
       Part IV, Item 14(a)(3), Exhibit 10.17.

10.18  Commercial Premises Lease dated July 1,
       1993, by and between California Dehydrating
       Company and SHF Acquisition Corporation, is incorporated herein by reference to Dunes
       Hotels and Casinos Inc. Annual Report on
       Form 10-K (file no. 1-4385) for the year ended December 31, 1993, Part IV, Item
       14(a)(3), Exhibit 10.18.

10.19  Renewal Promissory Note secured by Security
       Agreement Modification Agreement dated June
       1989, by and between Eureka Federal Savings and Loan Association and Andco Development
       Group, Inc.; Security Agreement-Pledge dated
       June 1989, by and between Rancho Murieta
       Properties, Inc. and Eureka Federal Savings and Loan Association; Agreement to Modify
       Promissory Note dated June 1989, by and
       among Eureka Federal Savings and Loan
       Association, Andco Development Group, Inc.,
       Andco Land and Development Company, Inc.
       and CBC Builders, Inc.; Extension Agreement dated February 1, 1990, by and among Eureka
       Federal Savings and Loan Association, Andco
       Development Group, Inc., Andco Land and
       Development Company, Inc., Rancho Murieta
       Properties, Inc., Erik J. Tallstrom and John
       B. Anderson; Guaranty dated October 1, 1987, by John B. Anderson in favor of Eureka
       Federal Savings and Loan Association;
       Guaranty dated October 1, 1987, by Erik J.
       Tallstrom in favor of Eureka Federal Savings and Loan Association; Guaranty dated October
       1, 1987, by Rancho Murieta Properties, Inc.
       in favor of Eureka Federal Savings and Loan
       Association; Amendment No. 1 to Guaranty dated June 1989, by and between John B.
       Anderson and Eureka Federal Savings and Loan
       Association; Amendment No. 1 to Guaranty dated June 1989, by and between Erik J.
       Tallstrom and Eureka Federal Savings and
       Loan Association; Amendment No. 1 to
       Guaranty dated June 1989, by and between Rancho Murieta Properties, Inc. and Eureka
       Federal Savings and Loan Association;
       Corporation Deed of Trust with Assignment of
       Rents dated June 1989, by and between Rancho
       Murieta Properties, Inc. and Eureka Federal
       Savings and Loan Association; Agreement for
       Purchase and Sale of Promissory Note dated
       November 24, 1993, by and between Realecon,
       Inc. and M&R Investment Company, Inc.;
       Assignment of Promissory Note dated November
       24, 1993, by and between Realecon, Inc. and M&R Investment Company, Inc.; Assignment and
       Assumption Agreement of Security Agreement and Guaranties dated November 24, 1993, between Realecon, Inc. and M&R Investment
       Company, Inc.; Secured Promissory Note dated
       November 24, 1993, in the principal amount of $125,000 by M&R Investment Company, Inc.
       to Realecon, Inc.; Assignment of Deed of
       Trust with Request for Special Notice dated
       November 24, 1993, by Realecon, Inc. in
       favor of M&R Investment Company, Inc.; and
       Corporation Deed of Trust with Assignment of
       Rents dated November 24, 1993, by SHF
       Acquisition Corporation in favor of
       Realecon, Inc, are incorporated herein by reference to Dunes Hotels and Casinos Inc.
       Annual Report on Form 10-K (file no. 1-4385) for the year ended December 31, 1993, Part
       IV, Item 14(a)(3), Exhibit 10.19.

10.20  Pine Ridge Joint Venture Agreement dated
       June 1993, by and between AJD and M & R
       Investment Company, Inc., is incorporated herein by reference to Dunes Hotels and Casinos Inc. Annual Report on Form 10-K
       (file no. 1-4385) for the year ended
       December 31, 1993, Part IV, Item 14(a)(3),
       Exhibit 10.20.  Pine Ridge Joint Venture --
       Joint Venture Meeting-- November 10, 1994, discussing additional capital requirements for the continuing operations of Pine Ridge
       Joint Venture and equity increases to M&R
       Investment Company, Inc. related thereto, is incorporated herein by reference to Dunes
       Hotels and Casinos Inc. Annual Report on
       Form 10-K (file no. 1-4385) for the year ended December 31, 1994, Part IV, Item
       14(a)(3), Exhibit 10.20.

10.21  Letter dated March 28, 1994 from M&R
       Investment Company, Inc. to Michael Shipsey
       and Tri-Star International Development
       regarding purchase of a 25% interest of
       Tri-Star International Development's  50%
       interest in Arroyo Grande Joint Venture
       Agreement of distributable cash; and Letter dated July 29, 1994 from Dennis L. Kennedy of Lionel Sawyer & Collins to Tri-Star
       International Development regarding
       termination of Tri-Star International
       Development's interest in the Arroyo Grande
       Joint Venture, are incorporated herein by reference to Dunes Hotels and Casinos Inc.
       Annual Report on Form 10-K (file no. 1-4385) for the year ended December 31, 1994, Part
       IV, Item 14(a)(3), Exhibit 10.21.

10.22  Agreement dated January 1, 1996, by and
       between California Dehydrating Company, Inc.
       and SHF Acquisition Corporation regarding use of the California Dehydrating name and a Covenant Not to Compete.

10.23  Commercial Premises Lease dated March 1,
       1995, by and between Pheasant Investment
       Corporation and SHF Acquisition Corporation regarding the lease of the rice drying facility in West Sacramento, California.

10.24  Reimbursement Agreement dated September 20,
       1995, by and between Rancho Murieta
       Community Services District and SHF
       Acquisition Corporation regarding the amount of the reimbursement due SHF for excess work done at The Fairways at Rancho Murieta that will benefit other properties within the boundaries of Rancho Murieta.

10.25  Assignment of promissory note in the
       original principal amount of $57,000 made by James P. Parks and Dale A. Parks in favor of
       SHF Acquisition Corporation; Promissory Note dated February 13, 1995, made by James P.
       Parks and Dale A. Parks in favor of SHF
       Corporation; Deed of Trust dated February
       13, 1995, made by James P. Parks and Dale A.
       Parks.

10.26  Assignment of promissory note in the
       original principal amount of $70,000 made by Chandler T. Martin and Debra L. Martin in favor of SHF Acquisition Corporation;
       Promissory Note dated March 2, 1992, made by
       Chandler T. Martin and Debra L. Martin in favor of SHF Acquisition Corporation; Letter dated April 6, 1994, extending the due date of the note to March 10, 1998; Deed of Trust dated March 2, 1992, made by Chandler T.
       Martin and Debra L. Martin.

10.27  Assignment of promissory note in the
       original principal amount of $164,160 made by Consolidated Kapital, Inc. in favor of SHF Acquisition Corporation; Promissory Note dated January 24, 1992, made by Consolidated
       Kapital, Inc in favor of SHF Acquisition
       Corporation; Deed of Trust dated January 24,
       1992, made by Consolidated Kapital, Inc.

10.28  Assignment of promissory note in the
       original principal amount of $85,360 made by William A. Brown in favor of SHF Acquisition
       Corporation; Promissory Note dated April 6,
       1995, made by William A. Brown in favor of SHF Acquisition Corporation; Deed of Trust dated April 6, 1995, made by William A.
       Brown.

10.29  Assignment of promissory note in the
       original principal amount of $76,000 made by John P. Xepoleas and Monterey A. Xepoleas in favor of SHF Acquisition Corporation;
       Promissory Note dated March 10, 1995, made by John P. Xepoleas and Monterey A. Xepoleas in favor of SHF Acquisition Corporation;
       Deed of Trust dated March 10, 1995, made by
       John P. Xepoleas and Monterey A. Xepoleas.

10.30  Assignment of promissory note in the
       original principal amount of $193,800 made by T. E. Duerr and P. A. Duerr, Trustees of the Duerr Family Revocable Trust dated
       October 14, 1987, in favor of SHF
       Acquisition Corporation; Promissory Note dated July 22, 1992, made by T.E. Duerr and
       P. A. Duerr, Trustees of the Duerr Family
       Revocable Trust in favor of SHF Acquisition
       Corporation; Deed of Trust dated July 22,
       1992, made by T.E. Duerr and P. A. Duerr,
       Trustees of the Duerr Family Revocable
       Trust.

10.31  Assignment of promissory note in the
       original principal amount of $79,000 made by Raymond L. James and Cheryle James in favor of SHF Acquisition Corporation; Promissory
       Note dated December 7, 1994, made by Raymond
       L. James and Cheryle James in favor of SHF
       Acquisition Corporation; Deed of Trust dated
       December 7, 1994, made by Raymond L. James and Cheryle James.

10.32 Installment Note dated January 17, 1996, made by Mukhtar Ahmad and Nazra P. Ahmad in favor of Willows Ranch Group, consisting of SHF Acquisition Corporation and 500 First
       Street wherein SHF Acquisition Corporation has a 91.90% interest.

10.33  Letter of Intent by and between SHF
       Acquisition Corporation and West Coast
       Properties, LLC, dated January 11, 1996, regarding the sale of 20 lots and an option to purchase an additional 20 at The Fairways.

21.01  Subsidiaries of Registrant.

27.01  Financial Data Schedule