Form 10-Q
period 1996-03-31
DUNES HOTELS & CASINOS INC
filed 1996-05-15
CIK 24004

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.,  20549

                            FORM 10-Q


(Mark One)
 X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1996 or
     Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period
     from                     to                   .

Commission File No. 1-4385

                    DUNES HOTELS AND CASINOS INC.
      (Exact name of registrant as specified in its charter)

           NEW YORK                              11-1687244
(State or other jurisdiction of             (I.R.S. Employer
incorporation or organization)               Identification No.)

4045 South Spencer Street, Suite 206, Las Vegas, Nevada     89119
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

                         YES X    NO

               Applicable Only to Corporate Issuers

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
                                             Outstanding at
          Class                                May 1, 1996
Common Stock, $.50 par value                6,375,096 shares

This document consists of     pages with exhibits,      pages
without exhibits.


           DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES

                  QUARTERLY REPORT ON FORM 10-Q

               FOR THE PERIOD ENDED MARCH 31, 1996

                              INDEX

                                                             PAGE

Part I.   Financial Information

          ITEM 1.  FINANCIAL STATEMENTS

          Consolidated Condensed Balance Sheets
           March 31, 1996 and December 31, 1995                 3

          Consolidated Condensed Statements of Loss
           for the three months ended March 31, 1996
           and 1995                                             5

          Consolidated Condensed Statements of Cash Flows
           for the three months ended March 31, 1996
           and 1995                                             6

          Notes to Consolidated Condensed Financial
           Statements, March 31, 1996 and 1995                  7

          ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS       14

Part II.  Other Information

          ITEM 1.  LEGAL PROCEEDING                            17

          ITEM 3.  DEFAULT UPON SENIOR SECURITIES              17

          ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K            17

          Signatures                                           18



            DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED BALANCE SHEETS

                  MARCH 31, 1996 AND DECEMBER 31, 1995


                               ASSETS


                                                     March      December
                                                    31, 1996    31, 1995
                                                   (Unaudited)
                                                   (Dollars in thousands)

Cash and cash equivalents                          $     714   $     495

Marketable securities                                    511         511

Receivables
  Trade, less allowance of $23 in 1995                   142         256
  Related party, less allowance of $1,566
   in 1996 and 1995                                    1,081       1,127
  Real estate sales                                      985         813
  Other                                                  272         410

Inventory of real estate held for sale                 9,353       9,512

Inventory, other                                          38          89

Prepaid expenses                                         101         142

Property and equipment, less accumulated depreciation
  and amortization, 1996, $350; 1995, $325             1,731       1,754

Investments                                            1,049       1,566

Deferred costs and other                                   6          52

                                                   $  15,983   $  16,727




                             (continued)

            DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED BALANCE SHEETS

                  MARCH 31, 1996 AND DECEMBER 31, 1995

                  LIABILITIES AND SHAREHOLDERS' EQUITY


                                                     March      December
                                                    31, 1996    31, 1995
                                                   (Unaudited)
                                                   (Dollars in thousands)

Accounts payable                                   $      60   $     100

Accrued expenses                                         114          73

Accrued preferred stock dividends                      1,046       1,028

Deferred income                                           19          23

Income taxes                                             254         327

Short-term debt                                           30          75

Long-term debt                                         2,589       2,797

Shareholders' equity
  Preferred stock - authorized 10,750,000 shares
    ($.50 par); issued 10,512 shares Series B
    $7.50 cumulative preferred stock, aggregate
    liquidation value $2,247 including dividends
    in arrears                                             5           5

  Common stock - authorized 25,000,000 shares
    ($.50 par); issued 7,799,780 shares,
    outstanding 6,375,906 shares in 1996 and 1995      3,900       3,900

  Capital in excess of par                            25,881      25,881

  Deficit                                            (15,915)    (15,482)
                                                      13,871      14,304

  Treasury stock at cost; Preferred - Series B,
    902 shares Common 1,424,684 shares in 1996
    and 1995                                           2,000       2,000

    Total shareholders' equity                        11,871      12,304

                                                   $  15,983   $  16,727

             DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF LOSS

               THREE MONTHS ENDED MARCH 31, 1996 AND 1995

                                UNAUDITED


                                                    1996        1995
                                                 (Dollars in thousands
                                                    except per share)

Operating Revenues:
  Sales of real estate                           $     214   $     457
  Cost of real estate sales                            238         478
                                                       (24)        (21)


  Other operating revenue                              289         177
  Cost of other operating revenue                      245         214
                                                        44         (37)

                                                        20         (58)
Operating expenses:
  Selling, administrative and general                  331         445
  Bad debts                                                         49
  Depreciation                                          24          16
                                                       355         510

Loss before other (charges) credits                   (335)       (568)

Other (charges) credits
  Interest and dividend income                          82         156
  Interest expense                                     (58)         (4)
  Partnership loss                                     (85)        (64)
  Other                                                (18)         27
                                                       (79)        115

Net loss                                         $    (414)  $    (453)



Net loss per common share                        $   (0.07)  $   (0.07)

              DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES

             CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                THREE MONTHS ENDED MARCH 31, 1996 AND 1995

                                UNAUDITED


                                                    1996        1995
                                                 (Dollars in thousands)


Cash flows from operating activities:
  Net cash provided by (used in) operating
   activities                                    $     (55)  $     839

Cash flows from investing activities:
  Decrease (increase) in investments                   517      (1,043)
  Decrease (increase) in notes receivable               12         (72)
  Purchase of equipment                                 (2)

                                                       527      (1,115)


Cash flows from financing activities:
  Decrease in long-term debt                           (45)         (8)
  Decrease in short-term debt                         (208)

                                                      (253)         (8)


Increase (decrease) in cash and cash equivalents       219        (284)

Cash and cash equivalents, beginning of period         495         874


Cash and cash equivalents, end of period         $     714   $     590

              DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES

          NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                         MARCH 31, 1996 AND 1995

                               UNAUDITED


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     CONSOLIDATION:

     The accompanying consolidated condensed financial statements include the accounts of the Company and its wholly-owned subsidiaries Continental California Corporation (Continental), Dunes, Inc., Dunes Hotel and Casino of Atlantic City, Inc. (DAC), M&R Corporation (MRC), and MRC's subsidiary M&R Investment Company, Inc. (MRI) and MRI's subsidiaries SHF Acquisition Corporation (SHF) and Southlake Acquisition Corporation (Southlake).

     The Company did not consolidate Pine Ridge Joint Venture
     (PRJV), a joint venture in which the Company has a 51% interest at March 31, 1996, because the Company intends to liquidate its interest in 1996. PRJV is accounted for on the equity method. The Company did not consolidate Steadfast Cattle Company (Steadfast), a limited liability company in which the Company has a 50% interest. Steadfast is accounted for on the equity method.

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

     The Company's real estate investments are concentrated in Northern California and, to a lesser extent, near Las Vegas, Nevada. Accordingly, ultimate realization of these investments will be affected by changes in local conditions.


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

     BASIS OF PRESENTATION:

     The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations for the three months ended March 31, 1996, are not necessarily indicative of the results to be expected for the full year.

     RECLASSIFICATIONS:

     For the three months ended March 31, 1996, the Company has changed the format of its balance sheet from a classified balance sheet to a non-classified balance sheet. The format of the December 31, 1995 balance sheet has been changed to conform to the March 31, 1996 presentation. The Company believes that a non-classified balance sheet, one that does not present current assets and current liabilities, better reflects the status of the Company's assets, liabilities and shareholders' equity.

2.   FAIR VALUE OF FINANCIAL INSTRUMENTS:

     Estimated fair value of the Company's financial instruments (all of which are held for nontrading purposes) are as follows:
                                           Carrying      Fair
                                            Amount       Value
                                          (Dollars in thousands)
     Cash, cash equivalents and
      marketable securities                  $1,225    $1,225 (a)
     Notes receivable, real estate sales        985       985 (b)
     Note receivable, related party           1,081           (c)
     Solano County Option                     1,043     1,043 (d)
     Long-term debt                          (2,589)          (e)

     (a) The carrying amount approximates fair value of cash, cash equivalents and marketable securities. For marketable securities, fair values are estimated based on quoted market prices as of March 31, 1996.

2.   FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED):

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

     (c) It is not possible to determine the fair value of the related party note. The related party note is more fully described in detail in the Company's Form 10-K for the year ended December 31, 1995. See "Item 1. Business - Other Activities - Certain Loans - Baby Grand Corp."

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

     (e) The fair value of long-term debt is not subject to reasonable estimation because the debt arose principally as a result of the settlement of a dispute. The settlement is described in detail in the Company's Form 10-K for the year ended December 31, 1995. See "Item 1. Business - Resolution of SASA Dispute and The San Diego Property."

3.   Inventory of real estate held for development and sale:

                                              1996        1995
                                           (Dollars in thousands)
     The Fairways at Rancho Murieta        $ 5,980      $ 6,139
     53 partially developed lots,
      Las Vegas, Nevada                        427          427
     The White Ranch, 10,000 acres
      of agricultural land (1)               2,800        2,800
     Sam Hamburg Farm, 150 acres of
      agricultural land (1 & 2)                146          146
                                           $ 9,353      $ 9,512

     (1) The White Ranch and Sam Hamburg Farm were previously classified as Property and Equipment. The Company owns a 50% interest in The White Ranch.

     (2)  See footnote 5b of Notes to Consolidated Condensed
          Financial Statements regarding the chemical cleanup at Sam Hamburg Farm.

4.   RELATED PARTY TRANSACTIONS:

     John B. Anderson, the Company's controlling stockholder and Chairman of the Board of Directors of the Company, and entities owned or controlled by him (Anderson Entities) own approximately 68.5% of the Company's common stock as of April 23, 1996.

     From time to time the Company has made loans to various Anderson Entities and to Directors and Executive Officers of the Company, details of which are more fully described in the Company's Form 10-K for the year ended December 31, 1995.

5.   CONTINGENCIES:

     a. The Company is involved in various legal proceedings which are considered to be incidental to the ordinary course of business. The Company believes that the impact, if any, will not materially affect the Company's operating results or consolidated financial position.


5.   CONTINGENCIES (CONTINUED):

     b. SHF was advised of possible contamination on two sites at Hamburg Farms, a storage facility for diesel fuels and an old airstrip which had been used for the loading and fueling of aircraft applying agricultural chemicals to the surrounding farm lands. The Company has completed the cleanup related to the diesel storage tanks at a cost of approximately $100,000. Clean up of the airstrip has required major excavation of contaminated earth and the treatment and disposal thereof.

          The Company has disposed of a large amount of the contaminated earth at an approved site for the storage of toxic wastes. However 5,000 cubic yards of contaminated earth (previously thought to be 4,000 cubic yards) still remain to be disposed of. The Company, through its chemical and toxic clean-up consultant, has been working with the California State Environmental Protection Agency, in seeking alternate means to the disposal in toxic dump sites of chemical and toxic-laden soil. The State has participated in the funding of several projects by a number of chemical treatment firms in efforts to try other detoxification methods on the soil. If on-site remediation can be achieved, it is estimated that the cost will be between $90,000 and $115,000.

          On April 18, 1996, the Company received a letter from the State of California, State Board of Equalization
          (SBE) wherein the SBE alleges that the Company owes a Hazardous Waste Disposal Fee of approximately $49,700 and a Hazardous Waste Generator Fee and Waste Reporting Surcharge Fee of approximately $43,000. The fees relate to the toxic-laden soil that was removed from Hamburg Farm. In addition, the Company may be liable for a 10% penalty on both fees and interest at 11% from January 31, 1993. As of May 1, 1996, the penalties and interest approximate $48,000. The Company is currently investigating the validity of the hazardous waste fees. No assurance can be given that the Company will not have to pay the hazardous waste fees, penalties and interest. As of March 31, 1996, the Company has not made an accrual for any amounts that may be due the SBE.

5.   CONTINGENCIES (CONTINUED):

     b.   (continued)

          Because of the ongoing testing, the State has not imposed a disposal date upon the Company. Cost of disposal is estimated at $120 per cubic yard including the hazardous waste fees that may be payable to the SBE. The Company is unable to predict when the ongoing testing will be complete or what the outcome of these tests will be. As of March 31, 1996, the Company has paid $448,000 and accrued $60,000 relating to the clean up, including the $100,000 expended for the diesel storage tanks. The Company has not made an accrual for the cost, if any, of removing the contaminated earth pending the results of the various ongoing test.

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

     d. The Company has been advised by the State of New Jersey, Department of State, Division of Commercial Recording that neither Dunes, Inc. nor DAC filed reports required by state statutes for two consecutive years. As a result, as of February 28, 1995, the state of New Jersey revoked the active status of Dunes, Inc, and DAC which can result in denial of their privilege of doing business under their respective current names. The Company has no plans to resume operations or pursue business opportunities in New Jersey and does not intend to contest the action.

5.   CONTINGENCIES (CONTINUED):

     e. The Company has been informed that the Federal Deposit Insurance Corporation (FDIC) has elected to trigger a deadline of May 15, 1996, by which date John B. Anderson and certain of the Anderson Entities (collectively, the Anderson Parties) must reach a settlement with the FDIC in connection with the Anderson Parties' obligations to the FDIC, which obligations are described in detail in the Company's report on Form 10-K for the year ended December 31,1995, "Item 3. Legal Proceedings - Federal Deposit Insurance Corporation, et al. v. John B. Anderson, et al." The failure of the Anderson Parties and the FDIC to reach a settlement, and the resulting automatic expansion of the court appointed receiver's powers over Mr. Anderson's assets, may result in a change of control of the Company and, among other things, would adversely effect the Company's ability to collect on that certain promissory note dated November 2, 1992, made by Baby Grand Corp. in the original principal amount of $2,650,000 (the BGC Note).

6.   LOSS PER COMMON SHARE:

     Loss per common share has been computed using the number of shares outstanding (6,375,096) at March 31, 1996. Dividends on the Company's Series B Preferred stock have not been paid since the first quarter of 1982. The Company is in arrears on such dividends in the amount of approximately $1,046,000 as of March 31, 1996.


                 DUNES HOTELS AND CASINOS INC.

                QUARTERLY REPORT ON FORM 10-Q

              FOR THE PERIOD ENDED MARCH 31, 1996


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

     MATERIAL CHANGES IN FINANCIAL CONDITION. During the quarter ended March 31, 1996, cash and cash equivalents increased by $219,000 from $495,000 at December 31, 1995 to $714,000 at March
31, 1996. The most significant source of cash was the collection of the loan made to William Maddocks et al. ($209,000). In addition to the cash received from Maddocks et al, the Company also received a 91.90% interest in a note in the principal amount of $243,340. The most significant use of cash during the three months ended March 31, 1996, was the payments ($256,000) made to the Resolution Trust Corporation (the RTC) in connection with the settlement of the Company's obligation to San Antonio Savings Association.

     The Company believes that its primary requirements for liquidity in the coming fiscal year will be to fund ongoing expenses at The Fairways, which include, among other things, association dues, water and sewer fees and property taxes; to fund the required payments due on the note to the RTC; and to fund general and administrative expenses. Additional liquidity requirements will be required if the Company decides to improve and/or improve and build on the 53 lots located in North Las Vegas, Nevada (North Las Vegas Lots) and if the Company should decide to build a rice drying facility in Davis, California.

     The Company believes that the sources of required liquidity will be cash generated from the storage and drying facility, anticipated lot sales at The Fairways, collection of notes resulting from sales at The Fairways, collection of rents at the White Ranch, Success Payments related to the WCP venture (the WCP venture is more fully described in the Company's report on Form 10-K for the year ended December 31, 1995. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."), Payments on the BGC Note and the sale or build out of the North Las Vegas Lots. Based on known commitments, the Company believes that the sources of cash described will be adequate to fund known liquidity requirements. However, if the sources of required liquidity prove to be insufficient to cover the Company's primary liquidity requirements, it will be necessary to sell some of the Company's non-income producing assets. In addition, if the Company improves or improves and builds on the North Las Vegas Lots and/or goes forward with the construction of the rice drying facility, it will be necessary to obtain outside financing.
There can be no assurance that the Company will be able to obtain the financing required.

     The Company has been informed that the FDIC has elected to trigger a deadline of May 15, 1996, by which date the Anderson Parties must reach a settlement with the FDIC in connection with the Anderson Parties' obligations to the FDIC, which obligations are described in detail in the Company's report on Form 10-K for the year ended December 31,1995, "Item 3. Legal Proceedings - Federal Deposit Insurance Corporation, et al. v. John B. Anderson, et al." The failure of the Anderson Parties and the FDIC to reach a settlement, and the resulting automatic expansion of the court appointed receiver's powers over Mr. Anderson's assets, may result in a change of control of the Company and, among other things, may adversely effect the Company's ability to collect on the BGC Note.

     As more fully described in the Company's report on Form 10-K for the year ended December 31, 1995, "Item 7. Managements's Discussion and Analysis of Financial Condition and Results of Operations," the Company has invested in a cattle feeding operation in Gonzales, California, known as Steadfast Cattle Company (Steadfast). As of April 23, 1996, the Company has made cash advances to Steadfast in the approximate amount of $149,000. In addition, the Company has invested approximately $225,000 in equipment related to the cattle feeding operation. On April 16, 1996, the Company informed Steadfast that it would no longer fund the cattle feeding operation. As of March 31, 1996, the Company has fully written off the cash advances made to Steadfast.

     The Company has been informed that the foreclosure sale of the El Dorado vineyard land has been scheduled for April 25, 1996. In the event the vineyard land is sold at the foreclosure sale for more than the demand of the first lienholder, estimated to be $1,600,000, Mr. Marincovich is entitled to any excess proceeds. Pursuant to a non-recourse guarantee by Mr. Marincovich in favor of the Company, the Company asserts a claim against such exceeds proceeds, if any. No assurance can be given that the vineyard land will sell for an amount in excess of the first lienholder's demand. A detailed explanation of this transaction is contained in the Company's report on Form 10-K for the year ended December 31, 1995, "Item 1. - Business - Other Activities - Certain Loans - Directors."

     The Company continues to have ongoing cash requirements relating to the removal of 5,000 cubic yards (previously thought to be 4,000 cubic yards) of contaminated earth at its Hamburg Farm property. If the Company is required to dispose of the contaminated earth, it is estimated that the cost will be approximately $600,000. The Company, through its chemical and toxic clean-up consultant, has been working with the California State Environmental Protection Agency, in seeking alternate means to the disposal in toxic dump sites of chemical and toxic-laden soil. If on-site remediation can be achieved, it is estimated that the cost will be between $90,000 and $115,000. Because of the ongoing testing the State has not imposed a disposal date upon the Company. The Company is unable to predict when the ongoing testing will be completed or what the outcome of these tests will be.

     On April 18, 1996, the Company received a letter from the SBE wherein the SBE alleges that the Company owes a Hazardous Waste Disposal Fee of approximately $49,700 and a Hazardous Waste Generator Fee and Waste Reporting Surcharge Fee of approximately $43,000. The fees relate to toxic-laden soil that was removed from Hamburg Farm. In addition, the Company may be liable for a 10% penalty and interest at 11% from January 31, 1993. As of May 1, 1996, the penalties and interest approximate $48,000. The Company is currently investigating the validity of the hazardous waste fees. No assurance can be given that the Company will not have to pay the hazardous waste fees, penalties and interest. As of March 31, 1996, the Company has not made an accrual for any amounts that may be due the SBE.

     Because the Company operates predominantly in the Sacramento, California area and the Las Vegas, Nevada area, the Company's land sales and other operations could be affected by adverse changes in economic conditions in those areas.

     Certain of the matters discussed above are more fully described in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

MATERIAL CHANGES IN RESULTS OF OPERATIONS

     When compared to the quarter ended March 31, 1995, there were no material changes in the results of operations for the quarter ended March 31, 1996.


                   PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDING

     None, except for the discussion contained in "Part I, Item
2, Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 3.  DEFAULT UPON SENIOR SECURITIES

     Dividends in arrears.  See Note 6 of Notes to Consolidated
Condensed Financial Statements.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     ITEM      DESCRIPTION
     10.01     Purchase and Option Agreement by and between SHF
               Acquisition Corporation and Murieta Investors,
               LLC., dated April 26, 1996.

     27.01     Financial Data Schedule

(b)  Reports on Form 8-K

     None


                            SIGNATURES


     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT
OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED
ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.



                              DUNES HOTELS AND CASINOS INC.
                                       Registrant



Date:  May 13, 1996           By:  /s/ James H. Dale
                                   James H. Dale
                                   Duly Authorized Officer and
                                   Chief Financial Officer



                           EXHIBIT INDEX



ITEM                       DESCRIPTION                         PAGE NO.

10.01               Purchase and Option Agreement
                    by and between SHF Acquisition
                    Corporation and Murieta
                    Investors, LLC., undated.

27.01               Financial Data Schedule