Form 10-Q
period 1996-06-30
DUNES HOTELS & CASINOS INC
filed 1996-08-15
CIK 24004

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.,  20549

                            FORM 10-Q


(Mark One)
 X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended JUNE 30, 1996 or
          Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition
          period from                     to                   .

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

                         YES X    NO

               Applicable Only to Corporate Issuers

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
                                              Outstanding at
      Class                                    July 1, 1996
Common Stock, $.50 par value                 6,375,096 shares



           DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES

                  QUARTERLY REPORT ON FORM 10-Q

                FOR THE PERIOD ENDED JUNE 30, 1996

                              INDEX

                                                             Page

Part I.   Financial Information

          ITEM 1.  FINANCIAL STATEMENTS

          Consolidated Condensed Balance Sheets
           June 30, 1996 and December 31, 1995                  3

          Consolidated Condensed Statements of Loss
           for the three months ended June 30, 1996 and 1995    5

          Consolidated Condensed Statements of Loss
           for the six months ended June 30, 1996 and 1995      6

          Consolidated Condensed Statements of Cash Flows
           for the six months ended June 30, 1996 and 1995      7

          Notes to Consolidated Condensed Financial
           Statements, June 30, 1996 and 1995                   8

          ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS       16

Part II.  Other Information

          ITEM 1.  LEGAL PROCEEDING                            19

          ITEM 3.  DEFAULT UPON SENIOR SECURITIES              19

          ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K            19

          Signatures                                           20



         DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES

             CONSOLIDATED CONDENSED BALANCE SHEETS

               JUNE 30, 1996 AND DECEMBER 31, 1995


                            ASSETS


                                                      June      December
                                                    30, 1996    31, 1995
                                                   (Unaudited)
                                                   (Dollars in thousands)

Cash and cash equivalents                        $       481 $       495

Marketable securities                                    533         511

Receivables
  Trade, less allowance of $23 in 1995                    97         256
  Related party, less allowance of $1,566
   in 1996 and 1995                                    1,183       1,127
  Real estate sales                                      959         813
  Other                                                  259         410

Inventory of real estate held for sale                 8,813       9,512

Inventory, other                                          38          89

Prepaid expenses                                          64         142

Property and equipment, less accumulated depreciation
  and amortization, 1996, $374; 1995, $325             1,707       1,754

Investments                                            1,049       1,566

Deferred costs and other                                   5          52

                                                 $    15,188 $    16,727





                             (continued)

         DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES

              CONSOLIDATED CONDENSED BALANCE SHEETS

               JUNE 30, 1996 AND DECEMBER 31, 1995

              LIABILITIES AND SHAREHOLDERS' EQUITY

                                                      June      December
                                                    30, 1996    31, 1995
                                                   (Unaudited)
                                                   (Dollars in thousands)

Accounts payable                                 $        43 $       100

Accrued expenses                                         171          73

Accrued preferred stock dividends                      1,065       1,028

Deferred income                                           35          23

Income taxes                                             254         327

Short-term debt                                                       75

Long-term debt                                         2,420       2,797

Shareholders' equity
  Preferred stock - authorized 10,750,000 shares
    ($.50 par); issued 10,512 shares Series B $7.50
    cumulative preferred stock, aggregate liquidation
    value $2,247 including dividends in arrears            5           5

  Common stock - authorized 25,000,000 shares
    ($.50 par); issued 7,799,780 shares, outstanding
    6,375,906 shares in 1996 and 1995                  3,900       3,900

  Capital in excess of par                            25,881      25,881

  Deficit                                            (16,586)    (15,482)
                                                      13,200      14,304

  Treasury stock at cost; Preferred - Series B,
    902 shares Common 1,424,684 shares in 1996
    and 1995                                           2,000       2,000

    Total shareholders' equity                        11,200      12,304

                                                 $    15,188 $    16,727

         DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES

           CONSOLIDATED CONDENSED STATEMENTS OF LOSS

           THREE MONTHS ENDED JUNE 30, 1996 AND 1995

                         UNAUDITED


                                                      1996        1995
                                                 (Dollars in thousands
                                                      except per share)

Operating Revenues:
  Sales of real estate                         $       229 $       882
  Cost of real estate sales                            333         921
                                                      (104)        (39)


  Other operating revenue                              149         256
  Cost of other operating revenue                      217         200
                                                       (68)         56

                                                      (172)         17
Operating expenses:
  Selling, administrative and general                  234         223
  Bad debts                                                         76
  Depreciation                                          25          16
                                                       259         315

Loss before other (charges) credits                   (431)       (298)

Other (charges) credits
  Interest and dividend income                          80         137
  Interest expense                                     (27)         (1)
  Partnership  loss                                    (64)       (387)
  Write down of real estate held for sale             (290)
  Other                                                 78          48
                                                      (223)       (203)

Net loss                                       $      (654)$      (501)



Net loss per common share                      $     (0.10)$     (0.08)

         DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES

            CONSOLIDATED CONDENSED STATEMENTS OF LOSS

             SIX MONTHS ENDED JUNE 30, 1996 AND 1995

                            UNAUDITED


                                                     1996        1995
                                                 (Dollars in thousands
                                                      except per share)

Operating Revenues:
  Sales of real estate                         $       443 $     1,339
  Cost of real estate sales                            571       1,399
                                                      (128)        (60)


  Other operating revenue                              438         433
  Cost of other operating revenue                      462         414
                                                       (24)         19

                                                      (152)        (41)
Operating expenses:
  Selling, administrative and general                  565         668
  Bad debts                                                        125
  Depreciation                                          49          32
                                                       614         825

Loss before other (charges) credits                   (766)       (866)

Other (charges) credits
  Interest and dividend income                         162         293
  Interest expense                                     (85)         (5)
  Partnership  loss                                   (149)       (450)
  Write down of real estate held for sale             (290)
  Other                                                 60          75
                                                      (302)        (87)

Net loss                                       $    (1,068)$      (953)



Net loss per common share                      $     (0.16)$     (0.15)

         DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES

         CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

             SIX MONTHS ENDED JUNE 30, 1996 AND 1995

                           UNAUDITED


                                                      1996        1995
                                                  (Dollars in thousands)


Cash flows from operating activities:
  Net cash provided by (used in) operating
   activities                                   $       (4)      1,473

Cash flows from investing activities:
  Decrease (increase) in investments                   495      (1,043)
  Decrease (increase) in notes receivable              (51)         88
  Increase in real estate held for sale                           (427)
  Purchase of equipment                                 (2)

                                                       442      (1,382)


Cash flows from financing activities:
  Decrease in long-term debt                          (377)        (19)
  Decrease in short-term debt                          (75)

                                                      (452)        (19)


Increase (decrease) in cash and cash equivalents       (14)         72

Cash and cash equivalents, beginning of period         495         874


Cash and cash equivalents, end of period       $       481 $       946

           DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES

       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                      JUNE 30, 1996 AND 1995

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

     The Company did not consolidate Pine Ridge Joint Venture
     (PRJV), a joint venture in which the Company has a 51% interest at June 30, 1996, because the Company intends to liquidate its interest in 1996. PRJV is accounted for on the equity method. The Company did not consolidate Steadfast Cattle Company (Steadfast), a limited liability company in which the Company has a 50% interest. Steadfast is accounted for on the equity method.

     DESCRIPTION OF BUSINESS:

     The Company considers its principal business to be the acquisition, development and sale of real estate, and related financing thereof. In that connection, the Company has invested in a number of operating entities or properties, the most significant of which is engaged in the retail land sales business. Other enterprises, which are held primarily for their real estate investment potential, include less significant operations in rice storage and drying and rentals. Because these operations are continued primarily to minimize the carrying costs of the underlying real estate investments, pending their ultimate disposition, management considers the Company to be engaged in only one business segment, real estate-related investments.

     The Company's real estate investments are concentrated in Northern California and, to a lesser extent, near Las Vegas, Nevada. Accordingly, ultimate realization of these investments will be affected by changes in local conditions.



1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

     BASIS OF PRESENTATION:

     The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations for the six months ended June 30, 1996, are not necessarily indicative of the results to be expected for the full year.

     RECLASSIFICATIONS:

     For the six months ended June 30, 1996, the Company has changed the format of its balance sheet from a classified balance sheet to a non-classified balance sheet. The format of the December 31, 1995 balance sheet has been changed to conform to the June 30, 1996 presentation. The Company believes that a non-classified balance sheet, one that does not present current assets and current liabilities, better reflects the status of the Company's assets, liabilities and shareholders' equity.

2.   FAIR VALUE OF FINANCIAL INSTRUMENTS:

     Estimated fair value of the Company's financial instruments
     (all of which are held for nontrading purposes) are as
     follows:
                                                     Carrying     Fair
                                                      Amount     Value
                                                  (Dollars in thousands)
     Cash, cash equivalents and
      marketable securities                            1,014   1,014 (a)
     Notes receivable, real estate sales                 959     959 (b)
     Notes receivable, related parties,
      net of allowance                                 1,183         (c)
     Solano County Option                              1,043   1,043 (d)
     Long-term debt                                    2,420         (e)

     (a) The carrying amount approximates fair value of cash, cash equivalents and marketable securities. For marketable securities, fair values are estimated based on quoted market prices as of June 30, 1996.

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

3.   INVENTORY OF REAL ESTATE HELD FOR DEVELOPMENT AND SALE:

                                                      1996         1995
                                                   (Dollars in thousands)
     The Fairways at Rancho Murieta (3)              5,440        6,139
     53 partially developed lots,
      Las Vegas, Nevada                                427          427
     The White Ranch, 10,000 acres of
      agricultural land (1)                          2,800        2,800
     Sam Hamburg Farm, 150 acres of
      agricultural land (1 & 2)                        146          146
                                                    $8,813       $9,512

     (1) The White Ranch and Sam Hamburg Farm were previously classified as Property and Equipment. The Company owns a 50% interest in The White Ranch.

     (2)  See footnote 5b of Notes to Consolidated Condensed
          Financial Statements regarding the chemical cleanup at Sam Hamburg Farm.

     (3) On July 12, 1996, the Company signed a letter agreeing to modify the Purchase and Option Agreement (the New Agreement) between the Company and Murieta Investors, formerly West Coast Properties, LLC. The Purchase and Option Agreement between West Coast Properties, LLC and the Company is described in detail in the Company's Form 10-K for the year ended December 31, 1995. See "Item 1.Business - Real Estate and Related Activities - The Fairways." The New Agreement provides that Murieta Investors will purchase from the Company 6 lots at The Fairways at $40,000 per lot plus payment of the Park Fees applicable to the lots purchased. In addition, the Company will receive 20% of the gross sales price of each residential dwelling sold less $40,000 (the Success Payments). Eight months after the purchase of the initial 6 lots Murieta Investors will be entitled to purchase a second group of 6 lots. An additional group of 6 lots may be purchased every 4 months thereafter until 40 lots have been purchased. The initial payment for the second 6 lots purchased will be $40,000 per lot plus payment of the applicable Park Fees plus the Success Payments. The initial payment for all subsequent lots purchased will be $45,000 plus payment of the applicable Park Fees plus the Success Payments.

4.   RELATED PARTY TRANSACTIONS:

     John B. Anderson, the Company's controlling stockholder and Chairman of the Board of Directors of the Company, and entities owned or controlled by him (Anderson Entities) own approximately 68.5% of the Company's common stock as of July 1, 1996.

     From time to time the Company has made loans to various Anderson Entities and to Directors and Executive Officers of the Company, details of which are more fully described in the Company's Form 10-K for the year ended December 31, 1995.

     In connection with a tentative settlement agreement (the Agreement) dated June 12, 1996, between the Federal Deposit Insurance Corporation (the FDIC) and John B. Anderson, Edith Anderson, Cedar Development Company, J.A.Inc. and J.B.A. Investments, Inc. (the Anderson Parties) the Company loaned $250,000 to an Anderson Party. The loan is evidenced by a note dated June 12, 1996, which bears interest at the rate of 12% per annum, payable monthly. A principal payment of $100,000 was due and paid on July 1, 1996. The balance of the principal and accrued and unpaid interest is due on or before the earlier of (i) the date that a defined payment becomes due under the Agreement or (ii) December 12, 1996. The note is collateralized by an assignment of the rights, title and interest of the Anderson Party in and to the Agreement.

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

5.   CONTINGENCIES (CONTINUED):

     b.   (continued)

          The Company has disposed of a large amount of the contaminated earth at an approved site for the storage of toxic wastes. However 5,000 cubic yards of contaminated earth (previously thought to be 4,000 cubic yards) still remain to be disposed of. The Company, through its chemical and toxic clean-up consultant, has been working with the California State Environmental Protection Agency, in seeking alternate means to the disposal in toxic dump sites of chemical and toxic-laden soil. The State has participated in the funding of several projects by a number of chemical treatment firms in efforts to try other detoxification methods on the soil. If on-site remediation can be achieved, it is estimated that the cost will be between $90,000 and $115,000. If the Company is required to move the contaminated earth to an approved site for the storage of toxic wastes, it is estimated that the cost would be approximately $580,000.

          On April 18, 1996, the Company received a letter from the State of California, State Board of Equalization
          (SBE) wherein the SBE alleges that the Company owes a Hazardous Waste Disposal Fee (HWDF) of approximately $49,700 and a Hazardous Waste Generator Fee and Waste Reporting Surcharge Fee (HWGF) of approximately $43,000. The fees relate to the toxic-laden soil that was removed from Hamburg Farm. In addition, the Company may be liable for a 10% penalty on both fees and interest at 11% from January 31, 1993. As of May 1, 1996, the penalties and interest approximate $48,000. In July 1996, the Company paid both the HWDF and the HWGF. The Company is currently negotiating with the SBE to have the interest reduced and the penalties abated. No assurance can be given that the Company will not have to pay the full amount of the interest and penalties. As of June 30, 1996, the Company has not made an accrual for any amounts, relating to the penalties and interest, that may be due the SBE.

5.   CONTINGENCIES (CONTINUED):

     b.   (continued)

          Because of the ongoing testing, the State has not
          imposed a disposal date upon the Company.   The Company
          is unable to predict when the ongoing testing will be complete or what the outcome of these tests will be. As of June 30, 1996, the Company has paid approximately $540,000, including the fees to the SBE and accrued $60,000 relating to the clean up, including the $100,000 expended for the diesel storage tanks. The Company has not made an accrual for the cost, if any, of removing the contaminated earth pending the results of the various ongoing test.

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

5.   CONTINGENCIES (CONTINUED):

     e. The Company has been informed that the Anderson Parties have reached a tentative settlement agreement (the Agreement) regarding the Anderson Parties obligations to the FDIC. The Agreement is subject to the final approval of the FDIC. The Anderson Parties obligations to the FDIC are described in detail in the Company's report on form 10-K for the year ended December 31, 1995, "Item 3. Legal Proceedings - Federal Deposit Insurance Corporation, et al v. John B. Anderson et al." The Agreement is subject to certain preconditions and funding obligations for which no assurance can be given of performance. As described in
          Note 4 above, the Company made a $250,000 loan to an Anderson Party in connection with the Agreement of which $150,000 remains outstanding. The Agreement provides that the judgment, held by the FDIC, against the Anderson Parties will be sold to the Anderson Party. Terms of the agreement provided for an initial payment of $250,000, which $250,000, was loaned to the
          Anderson Party by the Company.   The Agreement further
          provides that an additional $250,000 will be due approximately 10 days after the final approval of the Agreement by the FDIC, with the balance of the settlement due 60 days thereafter. There can be no assurance that the Anderson Party will be able to repay the remaining amount due to the Company or otherwise perform the obligations under the Agreement, the failure of which may jeopardize the Anderson Parties ability to continue to operate, including Baby Grand Corp. (BGC) which remains obligated to the Company under a promissory note dated November 2, 1992, in the original principal amount of $2,650,000 (the BGC Note), of which approximately $2,500,000 remains outstanding at June 30, 1996. Said failure to perform may also result in a change of control of the Company.

6.   LOSS PER COMMON SHARE:

     Loss per common share has been computed using the number of shares outstanding (6,375,096) at June 30, 1996. Dividends on the Company's Series B Preferred stock have not been paid since the first quarter of 1982. The Company is in arrears on such dividends in the amount of approximately $1,065,000 as of June 30, 1996.


                   DUNES HOTELS AND CASINOS INC.

                  QUARTERLY REPORT ON FORM 10-Q

                FOR THE PERIOD ENDED JUNE 30, 1996


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

     STATEMENT ON FORWARD-LOOKING INFORMATION. Certain information included herein contains statements that may be considered forward-looking, such as statements relating to anticipated expenses, capital spending and financing sources. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made herein. These risks and uncertainties include, but are not limited to, those relating to dependence on existing management, leverage and debt service (including sensitivity to fluctuations in interest rates), outcome of litigation, domestic or global economic conditions and changes in federal or state tax laws or the administration of such laws.

     MATERIAL CHANGES IN FINANCIAL CONDITION. During the quarter ended June 30, 1996, cash and cash equivalents decreased by $14,000 from $495,000 at December 31, 1995 to $481,000 at June
30, 1996. The most significant source of cash was the collection of the loan made to William Maddocks et al. ($209,000). In addition to the cash received from Maddocks et al, the Company also received a 91.90% interest in a note in the principal amount of $243,340. The most significant uses of cash during the six months ended June 30, 1996, were the payments totaling $558,000 pursuant to a promissory note to the RTC.

     The Company believes that its primary requirements for liquidity for the remainder of the fiscal year will be to fund ongoing expenses at The Fairways, which include, among other things, association dues, water and sewer fees and property taxes; to fund the required payments due on the promissory note to the RTC; and to fund general and administrative expenses. Additional liquidity requirements will be required if the Company should decide to build a rice drying facility in Davis, California.

     The Company believes that the sources of required liquidity will be cash generated from its existing storage and drying facility, anticipated lot sales at The Fairways, collection of notes resulting from sales at The Fairways, collection of rents at the White Ranch, Success Payments related to the Murieta Investors venture (formerly the WCP venture), payments on the BGC Note and the sale of the North Las Vegas Lots. Based on known commitments, the Company believes that the sources of cash described will be adequate to fund known liquidity requirements. However, if the sources of required liquidity prove to be insufficient to cover the Company's primary liquidity requirements, it will be necessary to sell some of the Company's non-income producing assets. In addition, if the Company proceeds with the construction of the Davis, California rice drying facility at an estimated cost of $1,500,000 it will be necessary to obtain outside financing. There can be no assurance that the Company will be able to obtain the financing required.

     Sales at The Fairways, both in terms of numbers and sales prices, have not met Company expectations. As a result, during the quarter ended June 30, 1996, the Company has written down the carrying value of The Fairways by $290,000. The Company, along with other developers at Ranch Murieta and the community of Rancho Murieta, have begun an advertising campaign to try to stimulate interest in the community of Rancho Murieta, which includes The Fairways. In addition, the Company anticipates that the Murieta Investors venture will stimulate sales of Company owned lots.

     As a result of the principal payments made on the promissory note to the RTC, the Company's monthly interest payment to the RTC has been reduced from $21,044 to $18,229. The note to the RTC is described in detail in the Company's Form 10-K for the year ended December 31, 1995. See "Item 1. Business - Resolution of SASA Dispute and the San Diego Property."

     The Company has been informed that the Anderson Parties and the FDIC have reached a tentative settlement agreement (the Agreement) regarding the Anderson Parties obligations to the FDIC. The Agreement is subject to the final approval of the FDIC. The Anderson Parties obligations to the FDIC are described in detail in the Company's report on Form 10-K for the year ended December 31, 1995, "Item 3. Legal Proceedings - Federal Deposit Insurance Corporation, et al. v. John B. Anderson et al." The Agreement is subject to certain preconditions and funding obligations for which no assurance can be given to performance. As described in Note 4 to Consolidated Condensed Financial Statements, the Company made a $250,000 loan to an Anderson Party in connection with the Agreement of which $150,000 remains outstanding. The Agreement provides that the judgment, held by the FDIC, against the Anderson Parties will be sold to the Anderson Party. Terms of the Agreement provided for an initial payment of $250,000, which $250,000, was loaned to the Anderson Party by the Company. The Agreement further provides that an additional $250,000 will be due approximately 10 days after final approval of the Agreement by the FDIC, with the balance of the settlement amount due 60 days thereafter. There can be no assurance that the Anderson Party will be able to repay the remaining amount due to the Company or otherwise perform the obligations under the Agreement, the failure of which may jeopardize the Anderson Parties ability to operate, including BGC which remains obligated to the Company under the BGC Note. Said failure to perform may also result in a change of control of the Company.

     As more fully described in the Company's report on Form 10-K for the year ended December 31, 1995, "Item 7. Managements's Discussion and Analysis of Financial Condition and Results of Operations," the Company invested in a cattle feeding operation in Gonzales, California, known as Steadfast Cattle Company (Steadfast). Because the operations of Steadfast were unsuccessful, the Company has written off all of the advances made to Steadfast. The Company also acquired cattle feeding equipment at a cost of approximately $225,000, which equipment is now being marketed for sale. No assurance can be given as to the amount to be recovered through sale of the equipment.

     The Company has been informed that the foreclosure sale of the El Dorado Vineyard property was completed during the second quarter of 1996. The Company has been further informed that the foreclosure sale extinguished without payment to Andrew Marincovich, a director of the Company, all of his interest in the property or the proceeds thereof. Mr. Marincovich's obligation to the Company is discussed in detail in the Company's report on Form 10-K for the year ended December 31, 1995, "Item
1. Business - Certain Loans - Directors".

     The Company continues to have ongoing cash requirements relating to the removal of 5,000 cubic yards (previously thought to be 4,000 cubic yards) of contaminated earth at its Hamburg Farm property. If the Company is required to dispose of the contaminated earth, it is estimated that the cost will be approximately $580,000. The Company, through its chemical and toxic clean-up consultant, has been working with the California State Environmental Protection Agency, in seeking alternate means to the disposal in toxic dump sites of chemical and toxic-laden soil. If on-site remediation can be achieved, it is estimated that the cost will be between $90,000 and $115,000. Because of the ongoing testing the State has not imposed a disposal date upon the Company. The Company is unable to predict when the ongoing testing will be completed or what the outcome of these tests will be.

     In July 1996, the Company paid to the State of California, State Board of Equalization approximately $92,700 in fees relating to the removal of toxic waste at Hamburg Farms. In addition to the fees, the SBE imposed interest and penalties of approximately $48,000. The Company is currently attempting to obtain a reduction in the interest and to have the penalties abated. There can be no assurance that the Company will receive a reduction in the interest or that the penalties will be abated.

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

MATERIAL CHANGES IN RESULTS OF OPERATIONS

     THREE MONTHS ENDED JUNE 30, 1996, COMPARED WITH THE THREE MONTHS ENDED JUNE 30, 1995. When compared with the three months ended June 30, 1995, sales of real estate declined by $653,000 and the loss from real estate sales increased by $65,000. The decline in real estate sales was due in large part to the weakened Sacramento real estate market and the conclusion of The Street of Dreams promotion. The increase in the loss from real estate sales is largely attributable to an overall decline in the price of custom home lots. As a result of the foregoing, the Company reduced the carrying value of The Fairway lots by $290,000. Other operating revenue for the three months ended June 30, 1996, decreased by $107,000 when compared with the three months ended June 30, 1995. The decrease in operating revenue was due to a decline in rental, storage and drying income. Partnership loss for the three months ended June 30, 1996 decreased by $323,000 when compared with the three months ended June 30, 1995. The decrease was due to the winding down of Pine Ridge Joint Venture. Total operating expenses and cost of other operating revenue remained fairly constant when comparing the quarters ending June 30, 1996 and June 30, 1995. Interest and dividend income decreased by $57,000 when compared with the quarter ended June 30,1995. The decrease was due in large part to greater principal payment made on real estate and related party notes receivable and the write off of certin related party notes receivable.

     SIX MONTHS ENDED JUNE 30, 1996, COMPARED WITH THE SIX MONTHS ENDED JUNE 30, 1995. When compared with the six months ended June 30, 1995, sales of real estate declined by $896,000 and the loss from the sale of real estate increased by $68,000. The decline in real estate sales was due in large part to the weakened Sacramento real estate market and the conclusion of the Street of Dreams promotion. The increased loss from real estate sales is largely attributable to an overall decline in the sale price of custom home sites. As a result of the foregoing, the Company reduced the carrying value of The Fairway lots by $290,000. General and administrative expenses decreased by $103,000 when compared with the six months ended June 30, 1995. The decrease consisted primarily of an increase in salaries of $34,000 and a decrease in legal fees of $125,000. Interest and dividend income decreased by $131,000 when compared with the quarter ended June 30, 1995. The decrease was due in large part to greater principal payments made on real estate and related party notes receivable and the write off of certain related party notes receivable.

                   PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDING

     None.

ITEM 3.  DEFAULT UPON SENIOR SECURITIES

     Dividends in arrears.  See Note 6 of Notes to Consolidated
Condensed Financial Statements.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     ITEM      DESCRIPTION
     10.01          Letter dated July 12, 1996 from Murieta
                    Investors regarding amended Purchase and
                    Option Agreement.

     10.02 Promissory Note dated June 12, 1996, between Golden State Trust and M & R Investment Company, Inc.; Assignment of Right to Payments, Consent to Assignment between Baby Grand Corp. and M & R Investment Company, Inc.; Loan Agreement and Assignment between M & R Investment Company, Inc. and Golden State Trust.

      27.01         Financial Data Schedule

(b)  Reports on Form 8-K

     None

                            SIGNATURES


     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT
OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED
ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.



                                   DUNES HOTELS AND CASINOS INC.
                                              Registrant



Date:  August 14, 1996             By:  /s/ James H. Dale
                                        James H. Dale
                                        Duly Authorized Officer
                                        and Chief Financial
                                        Officer