Form 10-Q
period 1996-09-30
DUNES HOTELS & CASINOS INC
filed 1996-11-14
CIK 24004

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.,  20549

                            FORM 10-Q

(Mark One)
  X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended SEPTEMBER 30, 1996 or
     Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period
     from                     to                   .

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

                         YES X    NO

               Applicable Only to Corporate Issuers

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
                                            Outstanding at
         Class                             October 1, 1996
Common Stock, $.50 par value               6,375,096 shares

This document consists of 27 pages with exhibits, 24 pages without exhibits.


          DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES

                  QUARTERLY REPORT ON FORM 10-Q

             FOR THE PERIOD ENDED SEPTEMBER 30, 1996

                              INDEX

                                                             PAGE

Part I.   Financial Information

          ITEM 1.  FINANCIAL STATEMENTS

          Consolidated Condensed Balance Sheets
           September 30, 1996 and December 31, 1995             3

          Consolidated Condensed Statements of Income
           (Loss) for the three months ended September 30,
           1996 and 1995                                        5

          Consolidated Condensed Statements of Loss
           for the nine months ended September 30,
           1996 and 1995                                        6

          Consolidated Condensed Statements of Cash Flows
           for the nine months ended September 30,
           1996 and 1995                                        7

          Notes to Consolidated Condensed Financial
           Statements, September 30, 1996 and 1995              8

          ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS       18

Part II.  Other Information

          ITEM 1.  LEGAL PROCEEDING                            23

          ITEM 3.  DEFAULT UPON SENIOR SECURITIES              23

          ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K            23

          Signatures                                           24



          DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES

               CONSOLIDATED CONDENSED BALANCE SHEETS

             SEPTEMBER 30, 1996 AND DECEMBER 31, 1995


                              ASSETS


                                                   September    December
                                                    30, 1996    31, 1995
                                                   (Unaudited)
                                                   (Dollars in thousands)

CASH AND CASH EQUIVALENTS                        $       689 $       495

MARKETABLE SECURITIES                                    529         511

RECEIVABLES
  Trade, less allowance of $23 in 1995                   398         256
  Related party, less allowance of $1,566 in
   1996 and 1995                                         982       1,127
  Real estate sales                                      879         813
  Other                                                  259         410

INVENTORY OF REAL ESTATE HELD FOR SALE                 8,654       9,512

INVENTORY, OTHER                                          38          89

PREPAID EXPENSES                                         164         142

PROPERTY AND EQUIPMENT, LESS ACCUMULATED DEPRECIATION
  AND AMORTIZATION, 1996, $399; 1995, $325             1,701       1,754

INVESTMENTS                                            1,051       1,566

DEFERRED COSTS AND OTHER                                   2          52

                                                 $    15,346 $    16,727





                             (continued)

          DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES

               CONSOLIDATED CONDENSED BALANCE SHEETS

             SEPTEMBER 30, 1996 AND DECEMBER 31, 1995

               LIABILITIES AND SHAREHOLDERS' EQUITY

                                                   September    December
                                                    30, 1996    31, 1995
                                                   (Unaudited)
                                                   (Dollars in thousands)

ACCOUNTS PAYABLE                                 $        35 $       100

ACCRUED EXPENSES                                         123          73

ACCRUED PREFERRED STOCK DIVIDENDS                      1,083       1,028

DEFERRED INCOME                                          111          23

INCOME TAXES                                             254         327

SHORT-TERM DEBT                                          110          75

LONG-TERM DEBT                                         2,254       2,797

SHAREHOLDERS' EQUITY
  Preferred stock - authorized 10,750,000 shares
    ($.50 par); issued 10,512 shares Series B
    $7.50 cumulative preferred stock, aggregate
    liquidation value $2,302 including dividends
    in arrears                                             5           5

  Common stock - authorized 25,000,000 shares
    ($.50 par); issued 7,799,780 shares,
    outstanding 6,375,096 shares in 1996 and 1995      3,900       3,900

  Capital in excess of par                            25,881      25,881

  Deficit                                            (16,410)    (15,482)
                                                      13,376      14,304

  Treasury stock at cost; Preferred - Series B,
    902 shares Common 1,424,684 shares in 1996
    and 1995                                           2,000       2,000

    Total shareholders' equity                        11,376      12,304

                                                 $    15,346 $    16,727

          DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES

        CONSOLIDATED CONDENSED STATEMENTS OF INCOME (LOSS)

          THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                             UNAUDITED


                                                      1996        1995
                                                  (Dollars in thousands
                                                     except per share)

OPERATING REVENUES:
  Sales of real estate                         $       165 $       143
  Cost and expenses of real estate sales               251         312
                                                       (86)       (169)


  Other operating revenue                              661         184
  Cost of other operating revenue                      155         187
                                                       506          (3)

                                                       420        (172)
OPERATING EXPENSES:
  Selling, administrative and general                  288         306
  Bad debts                                                         20
  Depreciation                                          25          16
                                                       313         342

INCOME (LOSS) BEFORE OTHER (CHARGES) CREDITS           107        (514)

OTHER (CHARGES) CREDITS
  Interest and dividend income                         114         207
  Interest expense                                     (55)         (2)
  Partnership  income                                   40
  Other                                                (11)        (18)
                                                        88         187

NET INCOME (LOSS)                              $       195 $      (327)



NET INCOME (LOSS) PER COMMON SHARE             $      0.03 $     (0.05)

          DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES

            CONSOLIDATED CONDENSED STATEMENTS OF LOSS

          NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                            UNAUDITED


                                                      1996        1995
                                                  (Dollars in thousands
                                                    except per share)

OPERATING REVENUES:
  Sales of real estate                         $       608 $     1,482
  Cost and expenses of real estate sales               822       1,711
                                                      (214)       (229)


  Other operating revenue                            1,099         617
  Cost of other operating revenue                      617         601
                                                       482          16

                                                       268        (213)
OPERATING EXPENSES:
  Selling, administrative and general                  853         974
  Bad debts                                                        145
  Depreciation                                          74          48
                                                       927       1,167

LOSS BEFORE OTHER (CHARGES) CREDITS                   (659)     (1,380)

OTHER (CHARGES) CREDITS
  Interest and dividend income                         276         500
  Interest expense                                    (140)         (7)
  Partnership  loss                                   (109)       (450)
  Write down of real estate held for sale             (290)
  Other                                                 49          57
                                                      (214)        100

NET LOSS                                       $      (873)$    (1,280)



NET LOSS PER COMMON SHARE                      $     (0.14)$     (0.20)

          DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES

          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

           NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                            UNAUDITED


                                                      1996        1995
                                                  (Dollars in thousands)


CASH FLOWS FROM OPERATING ACTIVITIES:
  Net cash provided by (used in) operating
   activities                                  $       176 $     1,253

CASH FLOWS FROM INVESTING ACTIVITIES:
  Decrease (increase) in investments                   516      (1,122)
  Decrease (increase) in notes receivable               79
  Increase in real estate held for sale                (69)       (427)
  Sale of securities                                               213
  Purchase of Treasury Stock                                      (170)

                                                       526      (1,506)


CASH FLOWS FROM FINANCING ACTIVITIES:
  Decrease in long-term debt                          (543)        (21)
  Increase in short-term debt                           35

                                                      (508)        (21)


INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS       194        (274)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD         495         874


CASH AND CASH EQUIVALENTS, END OF PERIOD       $       689 $       600

              DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES

          NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                      SEPTEMBER 30, 1996 AND 1995

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

     The Company did not consolidate Pine Ridge Joint Venture
     (PRJV), a joint venture in which the Company has a 51% interest at September 30, 1996, because the Company intends to liquidate its interest in 1996. PRJV is accounted for on the equity method. The Company did not consolidate Steadfast Cattle Company (Steadfast), a limited liability company in which the Company has a 50% interest. Steadfast is accounted for on the equity method.

     DESCRIPTION OF BUSINESS:

     The Company considers its principal business to be the acquisition, development and sale of real estate, and related financing thereof. In that connection, the Company has invested in a number of operating entities or properties, the most significant of which is engaged in the retail land sales business. Other enterprises, which are held primarily for their real estate investment potential, include operations in rice storage and drying and rentals. Because these operations are continued primarily to minimize the carrying costs of the underlying real estate investments, pending their ultimate disposition, management considers the Company to be engaged in only one business segment, real estate-related investments.

     The Company's real estate investments are concentrated in Northern California and, to a lesser extent, near Las Vegas, Nevada. Accordingly, ultimate realization of these investments will be affected by changes in local conditions.

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

     BASIS OF PRESENTATION:

     The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations for the nine months ended September 30, 1996, are not necessarily indicative of the results to be expected for the full year.

     RECLASSIFICATIONS:

     For the nine months ended September 30, 1996, the Company has changed the format of its balance sheet from a classified balance sheet to a non-classified balance sheet. The Company believes that a non-classified balance sheet, one that does not present current assets and current liabilities, better reflects the status of the Company's assets, liabilities and shareholders' equity. The format of the December 31, 1995 balance sheet has been changed to conform to the September 30, 1996 presentation.

     COSTS AND EXPENSES OF REAL ESTATE SALES:

     Costs and expenses relating to real estate sales include, among other things, the cost of the real estate sold and period costs which consist mainly of property taxes on the unsold real estate, Homeowners association dues, utility district dues and ongoing sales expenses such as sales office expense and advertising.

2.   FAIR VALUE OF FINANCIAL INSTRUMENTS:

     Estimated fair value of the Company's financial instruments (all of which are held for nontrading purposes) are as follows:
                                               Carrying       Fair
                                                Amount        Value
                                              (Dollars in thousands)
     Cash, cash equivalents and
      marketable securities                      1,218     1,218 (a)
     Notes receivable, real estate sales           879       879 (b)
     Notes receivable, related parties,
      net of allowance                             982           (c)
     Solano County Option                        1,043     1,043 (d)
     Long-term debt                              2,254           (e)

     (a) The carrying amount approximates fair value of cash, cash equivalents and marketable securities. For marketable securities, fair values are estimated based on quoted market prices as of September 30, 1996.

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

     (c) It is not possible to determine the fair value of the related party note. The ultimate collectibility of the note is dependent upon Baby Grand Corp's ability to refinance the existing first mortgage loan on the Maxim Hotel and Casino. The related party note is more fully described in detail in the Company's Form 10-K for the year ended December 31, 1995. See "Item 1. Business - Other Activities - Certain Loans - Baby Grand Corp."

2.   FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED):

     (d) The fair value of the Solano County Option is estimated based on an appraisal dated January 20, 1995, of the real property to which the option relates and the length of the option period which enables the Company to have some flexibility as to when and if the option should be exercisable. The Company can only recover the fair value of the option (i) by exercising the option and selling the property or (ii) selling the option. However, if the fair value of the real property should drop below the option purchase price, the Company would not be able to recover all of its investment in the Solano County Option.

     (e) The fair value of long-term debt is not subject to reasonable estimation because the debt arose principally as a result of the settlement of a dispute. The settlement is described in detail in the Company's Form 10-K for the year ended December 31, 1995. See "Item 1. Business - Resolution of SASA Dispute and The San Diego Property."

3.   INVENTORY OF REAL ESTATE HELD FOR DEVELOPMENT AND SALE:

                                                  1996          1995
                                               (Dollars in thousands)
     The Fairways at Rancho Murieta (3)            5,281       6,139
     53 partially developed lots,
      Las Vegas, Nevada                              427         427
     The White Ranch, 10,000 acres of
      agricultural land (1)                        2,800       2,800
     Sam Hamburg Farm, 150 acres of
      agricultural land (1 & 2)                      146         146
                                                  $8,654      $9,512

     (1) The White Ranch and Sam Hamburg Farm were previously classified as Property and Equipment. The Company owns a 50% interest in The White Ranch.

     (2)  See footnote 5b of Notes to Consolidated Condensed
          Financial Statements regarding the chemical cleanup at Sam Hamburg Farm.

3.   INVENTORY OF REAL ESTATE HELD FOR DEVELOPMENT AND SALE
     (CONTINUED):

     (3) On July 12, 1996, the Company signed a letter agreeing to modify the Purchase and Option Agreement (the New Agreement) between the Company and Murieta Investors, formerly West Coast Properties, LLC. The Purchase and Option Agreement between West Coast Properties, LLC and the Company is described in detail in the Company's Form 10-K for the year ended December 31, 1995. See
          Item 1. "Business - Real Estate and Related Activities
          - The Fairways." The New Agreement provides that Murieta Investors will purchase from the Company 6 lots at The Fairways at $40,000 per lot plus payment of the Park Fees applicable to the lots purchased. In addition, the Company will receive 20% of the gross sales price of each residential dwelling sold less $40,000 (the Success Payments). Eight months after the purchase of the initial 6 lots, Murieta Investors will be entitled to purchase a second group of 6 lots. An additional group of 6 lots may be purchased every 4 months thereafter until 40 lots have been purchased. The initial payment for the second 6 lots purchased will be $40,000, payment of the applicable Park Fees and the Success Payments. The initial payment for all subsequent lots purchased will be $45,000, payment of the applicable Park Fees and the Success Payments. Beginning with the purchase of the third group of 6 lots, the Success Payments will be 20% of the gross sales price of each residential lot sold less $45,000.

4.   RELATED PARTY TRANSACTIONS:

     John B. Anderson, the Company's controlling stockholder and Chairman of the Board of Directors of the Company, and entities owned or controlled by him (Anderson Entities) own approximately 68.5% of the Company's common stock as of October 1, 1996.

     From time to time the Company has made loans to various
     Anderson Entities and to directors and executive officers of the Company, details of which are more fully described in the Company's report on Form 10-K for the year ended
     December 31, 1995.

4.   RELATED PARTY TRANSACTIONS (CONTINUED):

     In connection with a tentative settlement agreement (the Agreement) dated June 12, 1996, between the Federal Deposit Insurance Corporation (the FDIC) and John B. Anderson, Edith Anderson, Cedar Development Company, J.A. Inc. and J.B.A. Investments, Inc. (the Anderson Parties) the Company loaned $250,000 to an Anderson Party. The loan is evidenced by a note dated June 12, 1996, which bears interest at the rate of 12% per annum, payable monthly. A principal payment of $100,000 was paid on July 1, 1996. The balance of the principal and accrued and unpaid interest is due on December 12, 1996. The loan was approved by the Company's audit committee. On August 27, 1996 the Company was informed that the FDIC rejected the Agreement. As a result of the FDIC rejection the note may be unsecured. See Note 5e. The Company is unable to predict whether it will be able to collect the unpaid principal and accrued and unpaid interest on the Anderson Party note. As of September 30, 1996, the Company carries the note as fully collectible.

5.   CONTINGENCIES:

     a. The Company is involved in various legal proceedings which are considered to be incidental to the ordinary course of business. The Company believes that the impact, if any, will not materially affect the Company's operating results or consolidated financial position.

     b. SHF was advised of possible contamination on two sites at Sam Hamburg Farm, a storage facility for diesel fuels and an old airstrip which had been used for the loading and fueling of aircraft applying agricultural chemicals to the surrounding farm lands. The Company has completed the cleanup related to the diesel storage tanks at a cost of approximately $100,000. Clean up of the airstrip has required major excavation of contaminated earth and the treatment and disposal thereof.

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

          On April 18, 1996, the Company received a letter from the State of California, State Board of Equalization
          (SBE) wherein the SBE alleges that the Company owes a Hazardous Waste Disposal Fee (HWDF) of approximately $49,700 and a Hazardous Waste Generator Fee and Waste Reporting Surcharge Fee (HWGF) of approximately $43,000. The fees relate to the toxic-laden soil that was removed from Sam Hamburg Farm. In addition, the Company may be liable for a 10% penalty on both fees and interest at 11% from January 31, 1993. As of September 30, 1996, the penalties and interest approximate $52,000. In July 1996, the Company paid both the HWDF and the HWGF. The Company is currently negotiating with the SBE to have the interest reduced and the penalties abated. No assurance can be given that the Company will not have to pay the full amount of the interest and penalties. As of September 30, 1996, the Company has not made an accrual for any amounts, relating to the penalties and interest, that may be due the SBE.

5.   CONTINGENCIES (CONTINUED):

     b.   (continued)

          Because of the ongoing testing, the State has not
          imposed a disposal date upon the Company.   The Company
          is unable to predict when the ongoing testing will be complete or what the outcome of these tests will be. As of September 30, 1996, the Company has paid approximately $540,000, including the hazardous waste fees paid to the SBE and the $100,000 for the clean up of the diesel storage tanks. The Company has not made an accrual for the cost, if any, of removing the contaminated earth pending the results of the various ongoing test.

     c. The Company has received a notice from the State of California Franchise Tax Board (FTB) wherein the FTB alleges that one of the Company's subsidiaries owes California franchise taxes, penalties and interest of approximately $616,000. Interest continues to accrue at the rate of approximately 8% per annum. The FTB claims that the Company is not permitted to file a unitary tax return in California. The Company has retained legal counsel to resolve the matter with the FTB. The matter is currently being appealed to the California State Board of Equalization.

     d. The Company has been advised by the State of New Jersey, Department of State, Division of Commercial Recording that neither Dunes, Inc. nor DAC filed reports required by state statutes for two consecutive years. As a result, as of February 28, 1995, the state of New Jersey revoked the active status of Dunes, Inc, and DAC which can result in denial of their privilege of doing business. The Company has no plans to resume operations or pursue business opportunities in New Jersey and does not intend to contest the action.

5.   CONTINGENCIES (CONTINUED):

     e. In June 1996, the Company was informed that the Anderson Parties had reached a tentative settlement agreement (the Agreement) regarding the Anderson Parties obligations to the FDIC. The Agreement was subject to the final approval of the FDIC. The Anderson Parties obligations to the FDIC are described in detail in the Company's report on Form 10-K for the year ended December 31, 1995, "Item 3. Legal Proceedings - Federal Deposit Insurance Corporation, et
          al v. John B. Anderson et al."   As described in  Note
          4 , the Company made a $250,000 loan to an Anderson Party in connection with the Agreement of which $150,000 remains outstanding. The Agreement provided that the judgment, in the original principal amount of approximately $33,700,000, held by the FDIC against the Anderson Parties would be sold to the Anderson Party. On August 27, 1996 the Company was informed that the FDIC rejected the Agreement. The Company was further informed that on August 28, 1996, the United States District Court, District of Nevada, entered the Consent Judgment appointing Ronald L. Durkin, C.P.A.(the Receiver) as the permanent receiver over the assets of Mr. Anderson and the Anderson Parties to the extent and with the powers set forth in the Receivership Order. Included in the assets over which the Receiver's powers extend are Mr. Anderson's beneficial ownership of 4,367,013 shares, or approximately 68.5% of the common stock of the Company. As a result of entry of the Consent Judgment, a change in control of the Company may have occurred. To the knowledge of the Company, the Receiver has not taken any overt steps to assert control, vote the shares, influence management of the Company, or otherwise, although no assurance can be given that such steps are not contemplated or imminent. The entry of the Consent Judgment may jeopardize the Anderson Parties ability to operate, including Baby Grand Corp. which remains liable to the Company under the Baby Grand Note (the BGC Note). The BGC Note is described in detail in the Company's report on Form 10-K for the year ended December 31, 1995, "Item 1. Business - Other Activities - Certain Loans." As of September 30, 1996, there was outstanding principal and accrued interest of approximately $2,548,000 under the BGC Note which may be uncollectible. The Company is unable to predict what effect the outcome of the matters described above will have on the Company.

6.   LOSS PER COMMON SHARE:

     Loss per common share has been computed using the number of shares outstanding (6,375,096) at September 30, 1996. Dividends on the Company's Series B Preferred stock have not been paid since the first quarter of 1982. The Company is in arrears on such dividends in the amount of approximately $1,083,000 as of September 30, 1996.


                   DUNES HOTELS AND CASINOS INC.

                  QUARTERLY REPORT ON FORM 10-Q

            FOR THE PERIOD ENDED SEPTEMBER 30, 1996


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

     STATEMENT ON FORWARD-LOOKING INFORMATION. Certain information included herein contains statements that may be considered forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995, such as statements relating to anticipated expenses, capital spending and financing sources and collectabilty of certain notes receivable. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made herein. These risks and uncertainties include, but are not limited to, those relating to dependence on existing management, leverage and debt service (including sensitivity to fluctuations in interest rates), outcome of litigation, domestic or global economic conditions and changes in federal or state tax laws or the administration of such laws and the business prospects of third persons which are indebted to the Company.

     MATERIAL CHANGES IN FINANCIAL CONDITION. During the nine months ended September 30, 1996, cash and cash equivalents increased by $194,000 from $495,000 at December 31, 1995 to $689,000 at September 30, 1996. The most significant source of cash was the collection of the loan made to William Maddocks et al. ($209,000). In addition to the cash received from Maddocks et al, the Company also received a 91.90% interest in a note in the principal amount of $243,340. The most significant uses of cash during the nine months ended September 30, 1996, were the payments of principal and interest totaling approximately $680,000 pursuant to a promissory note to the Resolution Trust Corporation (RTC).

     The Company believes that its primary requirements for liquidity for the remainder of the fiscal year will be to fund ongoing expenses at The Fairways, which include, among other things, association dues, water and sewer fees and property taxes; to fund the required payments due on the promissory note to the RTC; and to fund general and administrative expenses. Additional liquidity requirements of approximately $800,000 consisting of construction costs and carrying costs, will be required if the Company should decide to build a rice drying facility in Davis, California. In order for the Company to proceed with the construction of the rice drying facility it will be necessary to obtain outside financing in the approximate amount of $1,100,000. There is can be no assurance that such financing will be available to the Company. However, if the Company receives the required financing, construction of the rice drying facility would not begin before January 1997.

     The Company believes that the sources of required liquidity will be cash generated from its existing storage and drying facility, anticipated lot sales at The Fairways, collection of notes resulting from sales at The Fairways, collection of rents at the White Ranch, Success Payments related to the Murieta Investors venture (formerly the WCP venture), payments on the Baby Grand Corp. Note (the BGC Note), the sale of the North Las Vegas Lots and the sale of certain industrial property in Las Vegas. Based on known commitments, the Company believes that the sources of cash described will be adequate to fund known liquidity requirements. However, if the sources of required liquidity prove to be insufficient to cover the Company's primary liquidity requirements, it will be necessary to sell some of the Company's non-income producing assets.

     Sales at The Fairways, both in terms of numbers and sales prices, have not met Company expectations. As a result, during the nine month period ended September 30, 1996, the Company has written down the carrying value of The Fairways by $290,000. The Company, along with other developers at Rancho Murieta and the community of Rancho Murieta, have begun an advertising campaign to try to stimulate interest in the community of Rancho Murieta, which includes The Fairways. In addition, the Company anticipates that the Murieta Investors venture will stimulate sales of Company owned lots.

     As a result of the principal payments made on the promissory note to the RTC, the Company's monthly interest payment to the RTC has been reduced from $21,044 to $18,229. The note to the RTC is described in detail in the Company's Form 10-K for the year ended December 31, 1995. See "Item 1. Business - Resolution of SASA Dispute and the San Diego Property."

     In June 1996, the Company was informed that the Anderson Parties had reached tentative settlement agreement (the Agreement) regarding the Anderson Parties obligations to the Federal Deposit Insurance Corporation (the FDIC). The Agreement was subject to the final approval of the FDIC. The Anderson Parties obligations to the FDIC are described in detail in the Company's report on Form 10-K for the year ended December 31, 1995, Item 3. "Legal Proceedings - Federal Deposit Insurance Corporation, et al v. John B. Anderson et al". As described in
Note 4 to Consolidated Condensed Financial Statements, the Company made a $250,000 loan to an Anderson Party in connection with the Agreement of which $150,000 of principal remains outstanding. The loan was approved by the Company's audit committee. The Agreement provided that the judgment in the original principal amount of approximately $33,700,000 held by the FDIC against the Anderson Parties would be sold to the Anderson Party. On August 27,1996 the Company was informed that the FDIC rejected the Agreement. As a result of the FDIC rejection, the $150,000 note may be unsecured. The Company was further informed that on August 28, 1996, the United States District Court, District of Nevada, entered the Consent Judgment appointing the Receiver over the assets of Mr. Anderson and the Anderson Parties to the extent and with the powers set forth in the Receivership Order. Included in the assets over which the Receiver's powers extend are Mr. Anderson's beneficial ownership of 4,367,013 shares, or approximately 68.5% of the common stock of the Company. As a result of entry of Consent Judgment, a change in control of the Company may have occurred. To the knowledge of the Company, the Receiver has not taken any overt steps to assert control, vote the shares, influence management of the Company, or otherwise, although no assurances can be given that such steps are not contemplated or imminent.

     The entry of the Consent Judgment may jeopardize the Anderson Parties ability to operate, including Baby Grand Corp. which remains liable to the Company under the BGC Note. The BGC
Note is described in detail in the Company's report on Form 10-K for the year ended December 31, 1995, Item 1. "Business - Other Activities - Certain Loans." As of September 30, 1996, there was outstanding approximately $2,548,000 on the BGC Note. In addition, because the FDIC rejected the Agreement, the $150,000 due on the Anderson Party note, may be uncollectible. The Company is unable to predict what effect the outcome of the matters described above will have on the Company.

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

     In July 1996, the Company paid to the State of California, State Board of Equalization (SBE) approximately $92,700 in fees relating to the removal of toxic waste at Sam Hamburg Farm. In addition to the fees, the SBE imposed interest and penalties of approximately $48,000 which as of September 30, 1996 approximates $52,000. The Company is currently attempting to obtain a reduction in the interest and to have the penalties abated.
There can be no assurance that the Company will receive a reduction in the interest or that the penalties will be abated.

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

MATERIAL CHANGES IN RESULTS OF OPERATIONS

     THREE MONTHS ENDED SEPTEMBER 30, 1996, COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 1995. When compared with the three months ended September 30,1996, sales of real estate declined by $22,000 and the loss from real estate sales increased by $83,000. Sales at The Fairways are still being affected in large part by the weakened Sacramento real estate market. The increase in the loss from real estate sales is largely attributable to an overall decline in the price of custom home lots. As a result of the foregoing, the Company previously reduced the carrying value of The Fairway lots by $290,000.
Other operating revenue for the three months ended September 30, 1996, increased by $477,000 when compared with the three months ended June 30, 1995. The increase in other operating revenue is due in large part to an under accrual of rental income in the prior quarters. The Company recognized income of $40,000 from the Pine Ridge Joint Venture during the three months ended September 30, 1996. The income resulted from miscellaneous adjustments and refunds as a result of the winding down of the joint venture. Total operating expenses and cost of other operating revenue remained fairly constant when comparing the quarters ending September 30, 1996 and September 30, 1995. Interest and dividend income decreased by $93,000 when compared with the quarter ended September 30, 1995. The decrease was due in large part to greater principal payments made on real estate and related party notes receivable and the write off of certain related party notes receivable. Interest expense increased by $53,000 when compared with the quarter ended September 30, 1995 because of the interest payments made on the RTC note.

     NINE MONTHS ENDED SEPTEMBER 30, 1996, COMPARED WITH THE NINE MONTHS ENDED SEPTEMBER 30, 1995. When compared with the nine months ended September 30, 1995, sales of real estate declined by $874,000. The loss from the sale of real estate decreased by $30,000. The decline in real estate sales was due in large part to the weakened Sacramento real estate market and the conclusion
of the Street of Dreams promotion.   As a result of the
foregoing, the Company reduced the carrying value of The Fairway lots by $290,000. General and administrative expenses decreased by $121,000 when compared with the nine months ended September 30, 1995. The decrease consisted primarily of an increase in salaries of $34,000 and a decrease in legal fees of $125,000. Interest and dividend income decreased by $224,000 when compared with the nine months ended September 30, 1995. The decrease was due in large part to greater principal payments made on real estate and related party notes receivable and the write off of certain related party notes receivable. Interest expense increased by $133,000 when compared with the nine months ended September 30, 1995 because of the interest payments on the RTC note.


                   PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDING

     None.

ITEM 3.  DEFAULT UPON SENIOR SECURITIES

     Dividends in arrears.  See Note 6 of Notes to Consolidated
Condensed Financial Statements.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     ITEM      DESCRIPTION

     27.01     Financial Data Schedule

(b)  Reports on Form 8-K

     Form 8-K, Item 5, Dated August 27, 1996, wherein the Company reported the entry of the Consent Judgment and the appointment of a receiver over the assets of Mr. Anderson and the Anderson
Parties.


                            SIGNATURES


     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT
OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED
ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.



                                   DUNES HOTELS AND CASINOS INC.
                                              Registrant



Date:  November 14, 1996           By:  /s/  James H. Dale
                                        James H. Dale
                                        Duly Authorized Officer
                                        and Chief Financial
                                        Officer



                          EXHIBIT INDEX



ITEM                       DESCRIPTION                   PAGE NO.

27.01               Financial Data Schedule.                26