Form 10-K
period 1996-12-31
DUNES HOTELS & CASINOS INC
filed 1997-03-27
CIK 24004

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.,  20549

                            FORM 10-K
(Mark One)
  X Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] for the fiscal year ended December 31, 1996 or
          Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] for the transition period from
          to                          .
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

     The aggregate market value of the voting stock held by non-affiliates of the Registrant (2,094,340 common shares) computed by reference to the price at February 14, 1997 ($.1563 per share) was approximately $327,345. No market value is assigned to the Series B preferred stock. See "Item 5. Market for Registrant's Common Equity and Related Matters".

The number of shares of common stock outstanding as of February
14, 1997 was 6,375,096.
        Documents Incorporated by Reference Not Applicable

This document consists of      pages with exhibits,        pages
without exhibits.

ITEM 1.   BUSINESS

     Dunes Hotels and Casinos Inc. was incorporated in New York in 1956. In this report the term "the Company" refers to Dunes Hotels and Casinos Inc., individually, or with its wholly-owned subsidiaries, Continental California Corporation (Continental), M & R Corporation (MRC) and MRC's subsidiary M & R Investment Company, Inc. (MRI) and MRI's subsidiaries SHF Acquisition Corporation (SHF) and Southlake Acquisition Corporation (Southlake).

     On May 18, 1995, Continental filed a Petition for Relief Under Chapter 11 of the United States Bankruptcy Code. The Petition for Relief was filed in the United States District of Nevada, Case No. 95-21992 LBR. The case was subsequently transferred to the United States Bankruptcy Court for the Southern District of California. The bankruptcy case was dismissed on November 9, 1995.

     The Company, through its subsidiaries, operates in two principal business segments: real estate (development and sale of residential lots and rental of agricultural land), and agriculture (drying and storing rice). See Note 16 of Notes to Consolidated Financial Statements for information relating to industry segments and class of services.

     The Company's real estate segment develops and sells completed residential lots primarily to builders of custom homes and to the general public located in and around the greater
Sacramento, California area.

     The agricultural segment dries harvested rice over a two month period (approximately September 15 to November 15) and stores, for a fee, the dried rice (or other grains) until it is
removed by the owner.   The Company drys and stores rice
principally for one customer, Farmers Rice Co-operative (Farmers). Farmers accounts for approximately 98% of the rice drying and storage revenue. If the Company were to lose Farmers as a customer, it would have a material adverse effect on the Company's agricultural segment. The Company is contemplating building a new rice drying facility adjacent to its rice storage facility. See "Item 1. Business - Agricultural Segment - Grain Storage and Drying Facility."

RESOLUTION OF SASA DISPUTE

     On October 24, 1995, the Company, along with Continental, MRI and SHF, entered into a Settlement, Release and Loan Modification Agreement (the Settlement Agreement) with the Resolution Trust Corporation (the RTC) in connection with the Company's obligation to San Antonio Savings Association (the SASA Obligation) which the RTC alleged was $21,107,796 as of October 10, 1995. The Settlement Agreement became effective on December 6, 1995. As a result of the settlement, the Company recorded a one-time extraordinary gain of $8,346,000. Pursuant to the terms of the Settlement Agreement and as full payment of the SASA Obligation, (i) Continental transferred four parcels of non-contiguous real property located northwest of San Diego, California, owned by Continental, to the RTC in consideration of a $1,500,000 credit against the SASA Obligation, (ii) the Company paid $290,000 to the RTC, and (iii) the Company delivered a secured promissory note to the RTC (the RTC Settlement Note) in the principal amount of $2,710,000. In addition, Continental received an order dismissing its bankruptcy case, and the Company received orders dismissing all of the litigation between the Company, SASA and the RTC. The RTC Settlement Note bears interest at an annual rate of 1% over the prime rate, adjustable semi-annually; provided, however, that the interest rate shall not be less than 8% or more than 12% per annum. The RTC Settlement Note requires monthly payments of interest until December 6, 2000, at which time the entire unpaid principal amount and all accrued and unpaid interest is due. As of the date hereof, the Company has made all required payments under the RTC Settlement Note. The RTC Settlement Note is collateralized by
(i) a deed of trust (the Rancho Murieta Deed of Trust) on 69 unsold residential lots at The Fairways in Rancho Murieta, California (56 lots as of December 31, 1996), (ii) a deed of trust (the Nevada Deed of Trust) on 53 partially developed residential lots located in North Las Vegas, Nevada, and (iii) a collateral assignment (the Collateral Assignment) of purchase money promissory notes (the SHF Notes) in the aggregate principal amount of $725,520 secured by 7 residential lots previously sold at The Fairways ($564,160 secured by 5 residential lots as of December 31, 1996).

REAL ESTATE SEGMENT:

THE FAIRWAYS

     The Company, through SHF, developed approximately 50 acres of real property as a residential planned unit development known as "The Fairways" in Rancho Murieta, California. Rancho Murieta is a 3,500 acre master planned unit development located approximately 25 miles from Sacramento, California. Rancho Murieta consists primarily of single family homes, town houses, commercial property and two 18-hole championship golf courses, including country club facilities. The Fairways, located within the boundaries of one of the golf courses at Rancho Murieta, was subdivided into 110 single family estate lots. As of February 14, 1997, 55 lots remain unsold.

     In connection with its development of The Fairways, SHF was required to construct several water, sewer and drainage facilities (the Improvements) that are oversized to serve lands outside the boundaries of The Fairways (the Benefited Properties). SHF and Rancho Murieta Community Services District (the District) have entered into an agreement (the Reimbursement Agreement) wherein SHF and the District have agreed that the total cost of the Improvements was $1,597,425 and that of this amount, $276,088 is allocable to The Fairways and $1,321,337 is allocable to the Benefited Properties. SHF and the District also agreed that future construction of certain other facilities will benefit both The Fairways and the Benefited Properties. The Reimbursement Agreement provides that the amount that will be allocable to The Fairways will be approximately $176,500 and will be deducted from the amount due SHF resulting in a net amount due to SHF of approximately $1,140,900. The funds will be reimbursed to SHF out of proceeds of any subsequent community facilities district or by direct payment by subsequent developers of the Benefited Properties. SHF's right to reimbursement under the Reimbursement Agreement will expire in twenty years from September 1995. The Company is unable to predict what amount, if any, will be received under the Reimbursement Agreement. The rights to reimbursement under the Reimbursement Agreement are personal to SHF and do not run with The Fairway property unless assigned by SHF.

     As part of the development of The Fairways, SHF entered into a Parks Development Agreement dated February 20, 1991 (the Parks Agreement) with Rancho Murieta Association (RMA). The Parks Agreement provided, among other things, that the developers of properties in Rancho Murieta pay to RMA a park fee for each developed lot. It was RMA's contention that the park fees were due in full when the common areas within a subdivision are annexed into RMA. SHF maintained that the park fees, applicable to each lot, were due only when each lot was sold. In August 1994, SHF entered into a Settlement Agreement Regarding Payment of Park Fees (the Park Fee Payment Agreement). The Park Fee Payment Agreement acknowledged that the total park fees owing to RMA were $173,238. The Park Fee Payment Agreement further provided that SHF would pay $17,323 upon signing of the Park Fee Payment Agreement and that the balance would be paid ratably as the remaining lots were sold. In the event all of the lots are not sold by December 31, 1997, then any remaining amount due must be paid in full. In the event that SHF makes any sale or transfer of multiple lots within the Fairways to any other person, the allocable share of the SHF park fees attributable to the lots so conveyed shall be immediately due and payable to RMA. However, SHF is permitted to transfer multiple lots to an entity in which SHF holds at least a 50% interest without accelerating payment of the park fees allocable to the lots transferred.

     As part of the Settlement Agreement described above with the RTC, all of the unsold lots in The Fairways are encumbered by a deed of trust in favor of the RTC. The deed of trust requires a $40,000 payment for the release of each encumbered lot. See "Resolution of SASA Dispute" above.

     On October 7, 1996, the Company signed a letter agreeing to modify the Purchase and Option Agreement (the New Agreement) between the Company and Murieta Investors, LLC, (MI) formerly West Coast Properties, LLC. The Purchase and Option Agreement is described in detail in the Company's Form 10-K for the year ended December 31, 1995. See Item 1. "Business - Real Estate and Related Activities - The Fairways." The New Agreement provides that MI will purchase from the Company 6 lots at The Fairways at $40,000 per lot plus payment of the park fees applicable to the lots purchased. In addition, the Company may receive contingent consideration equal to 20% of the gross sales price of each residential dwelling sold less $40,000 (the Success Payments). Eight months after the purchase of the initial 6 lots, MI will be entitled to purchase a second group of 6 lots. An additional group of 6 lots may be purchased every 4 months thereafter until 40 lots have been purchased. The initial payment for the second 6 lots purchased will be $40,000, plus payment of the applicable park fees and the Success Payments. Beginning with the purchase of the third group of 6 lots, the initial payment will be $45,000, plus payment of the park fees applicable to the lots purchased. Therefore, the Success Payments will be 20% of the gross sales price of each residential dwelling lot sold less $45,000. If MI sells any lot without constructing a residential dwelling thereon, the Company will receive 20% of the sale price without offset of the initial payment. The sale of the first 6 lots closed on December 20, 1996.

WHITE RANCH

     The Company, through Southlake, owns a 50% interest in the White Ranch which consists of approximately 10,000 acres of agricultural land, located in Kings and Tulare Counties, California. The other 50% owner and Southlake share equally in profits and losses on the operation and sale of the White Ranch. All of the 10,000 acres have been leased for the 1997 crop year. Tenants at the White Ranch generally pay a fixed cash rent plus a share rent. The amount of the share rent is based on the profitability of the crop grown. Tenants are required to pay all water usage charges applicable to the leased land. In February 1997, the Company and the other 50% owner of the White Ranch entered into a Purchase and Sales Agreement (the Agreement) to sell the White Ranch for $6,000,000. The Agreement provides that the purchaser will make a $10,000 non-refundable deposit for a 90-day inspection period. The inspection period may be extended for an additional 90-day period upon the payment of an additional $10,000 non-refundable deposit. Terms of the sale are all cash at close of escrow. If the sale is consummated, net proceeds to the Company will be approximately $3,000,000. The sale is subject to, among other things, the buyer's ability to obtain adequate financing. There can be no assurance that the buyer will be able to obtain financing and that the sale will close.

SAM HAMBURG FARM

     MRI owns approximately 150 acres of agricultural property called Sam Hamburg Farm (Hamburg Farm) in Fresno and Merced Counties, California. MRI's 150 acres are operated by SHF. Of the 150 acres, 40 acres contain the airstrip and the shop areas which are the focus of continuing attempts at chemical clean-up. The remaining 110 acres are leased to various tenants at an annual aggregate rental of approximately $20,000.

     In connection with a potential 1991 sale of a portion of Hamburg Farm, SHF was advised of possible contamination on the site. The Company retained a specialist to inspect the sites, take samples, analyze the samples and report to the Company. The specialist indicated that there were two major sites of chemical spillage, a storage facility for diesel fuels and an old airstrip which had been used for the loading and fueling of aircraft applying agricultural chemicals to the surrounding farm lands. The Company has substantially completed the clean-up relating to the diesel storage tanks at a cost of approximately $100,000.
The Company has disposed of a large amount of the contaminated earth at an approved site for the storage of toxic wastes. However, 5,000 cubic yards of contaminated earth (previously thought to be 4,000 cubic yards) still remain to be disposed of. The Company, through its chemical and toxic clean-up consultant, has been working with the California State Environmental Protection Agency, in seeking alternate means to the disposal in toxic dump sites of chemical and toxics-laden soil. The State has participated in the funding of several projects by a number of chemical treatment firms in efforts to try other detoxification methods on the soil.

     Because of the ongoing testing the State has not imposed a disposal date upon the Company. Cost of disposal is estimated at $100 per cubic yard. However, if on-site remediation can be achieved, it is estimated that the cost will be between $90,000 and $115,000. The Company is unable to predict when the ongoing testing will be completed or what the outcome of these tests will be. As of December 31, 1996, the Company has paid approximately $500,000, including the $100,000 expended for the diesel storage tanks and has accrued an estimated $174,000 relating to the balance of the clean up. That estimate could change as the remediation work takes place.

RESIDENTIAL LOTS, NORTH LAS VEGAS

     The Company owns 57 partially developed residential lots in North Las Vegas, Nevada. The 57 lots were formerly owned by Pine Ridge Joint Venture (PRJV). As part of the settlement with the RTC, 53 of the lots are encumbered by the Nevada Deed of Trust in favor of the RTC. The Nevada Deed of Trust requires a $6,000 payment for the release of each of the encumbered lots. See
"Resolution of the SASA Dispute".   On February 21, 1997, the
Company signed an Agreement for the Purchase and Sale of all 57 lots for a total consideration of $661,800 plus reimbursement of water fees paid in the amount of $72,957. The sale is expected to close in the second quarter of 1997.

AJD JOINT VENTURE

     In June 1993, MRI entered into a joint venture known as PRJV with AJD, a Nevada limited partnership, for the purpose of developing approximately 92 single-family residences in North Las Vegas, Nevada. The development was scheduled to be completed in two phases consisting of 32 residences in the first phase and the balance to be completed in the second phase. The holder of the first lien on the land in the second phase, which consisted of 53 partially developed residential lots, filed a Notice of Default and Election to Sell Under Deed of Trust. On May 3, 1995, SHF acquired the lots at the foreclosure sale for approximately $440,000. On October 1, 1996, PRJV deeded to the Company, in lieu of foreclosure, 4 fully developed residential lots. See "Residential Lots, North Las Vegas" above. On October 10, 1996, the last remaining house in Phase I was sold, thereby effectively terminating PRJV.

SOLANO COUNTY OPTION

     The Company has an option (the Solano County Option) to acquire approximately 1,690 acres of farm land located in Solano County, California. The Company acquired the Solano County Option as part of a settlement agreement between Baby Grand Corp.
(BGC), an Anderson Entity, a financial instution and MRI. The purchase price of the Solano County Option was $1,043,902. The Solano County Option provides that the Company can purchase the 1,690 acres at a price of $3,000,000. The Company will receive a credit of $1,000,000 against the purchase price. The option expires on May 1, 2003. Upon certain conditions and the consent of the first lienholder on BGC's Maxim Hotel and Casino and the Nevada Gaming Control Board, MRI can require BGC to repurchase the Solano County Option (The Repurchase Agreement). The Repurchase Agreement expires on the earlier of: (i) May 1, 2002 or (ii) 1 year prior to the date the Option Agreement expires. The Company can only recover the value of the option (i) by exercising the option and selling the property or (ii) selling the option. However, if the fair value of the real property should drop below the option purchase price, the Company would not be able to recover all of its investment in the Solano County Option. The owner of the property under option has informed the Company that it may not be able to make the payment due on the first mortgage lien which had a balance due of approximately $1,356,000 as of December 31, 1996. The Company and the owner are attempting to negotiate a solution, which could include the Company exercising the Solano County Option at a price that is less than the option price stated in the Solano County Option.
No assurance can be given that the Company will be able to recover its investment in the Solano County Option, or to negotiate a satisfactory solution with the owner of the property. If the Company is unable to renegotiate the option price, the Company may make the payment to the first mortgage lien holder in order to protect its investment in the Solano County Option. The Company is unable to predict what the outcome of this matter will be.

AGRICULTURAL SEGMENT:

GRAIN STORAGE AND RICE DRYING FACILITIES

     SHF owns a grain storage facility (The Storage Facility) located in Yolo County, California. The Storage Facility generally stores, for a fee, grains owned principally by Farmers
Rice Co-operative.  The Storage Facility can store approximately
34,000 tons of grain.

     On March 1, 1995, the Company entered into a two year lease, at an annual rent of $54,000, of a rice drying facility (the
Drying Facility) located in West Sacramento, California.

     In November 1996, the Company informed the lessor that it was terminating the Drying Facility lease. In consideration of the payment of $75,000, the lessor agreed to accept the return of the Drying Facility, as is, and acknowledged that it had no claims of any kind or nature against the Company and released the Company from any and all obligations, except for rent payments for the remainder of the lease term, and any subsequent damages.

     On January 1, 1996, the Company entered into an agreement with Cal-Dehy whereby the Company would pay to Cal-Dehy $60,000, payable $5,000 per month, for the use of the Cal-Dehy name and a Covenant Not To Compete. The agreement, including the Covenant Not to Compete, was for one year. The agreement expired on December 31, 1996. The Company does not intend to renew the agreement or the Covenant Not To Compete.

     In January 1996, the Company's Board of Directors authorized management to pursue the possibility of constructing a new rice drying facility adjacent to the rice storage facility in Yolo County, California (The New Drying Facility). The cost of constructing The New Drying Facility is estimated to be approximately $1,800,000 including carrying costs. The Company has made a $47,484 deposit on a rice dryer in anticipation of constructing The New Drying Facility. Since the Company did not begin construction as originally scheduled, 50% of the deposit has been forfeited. However, the Company would receive credit for the balance of the deposit if construction of The New Drying Facility goes forward. In the event the Company does not proceed with the construction of The New Drying Facility, the Company will lose the balance of its deposit on the rice dryer. Construction of The New Drying Facility is subject to various governmental approvals and the ability of the Company to obtain adequate financing. The Company has signed a financing commitment which, if funded, would provide approximately 65% or $1,150,000, whichever is less, of the construction funds needed to build The New Drying Facility. The commitment is subject to the final review and credit approval by the lender and execution of mutually acceptable documentation. No assurance can be given that the Company will receive the necessary approvals or adequate financing. It is anticipated that construction of The New Drying Facility would begin in the second or third quarter of 1997. The Company is unable to predict whether The New Drying Facility will be completed in time for the 1997 rice drying season (approximately September 15 to November 15). If The New Drying Facility is not completed in time for the 1997 rice drying season, the Company may attempt to negotiate a new lease on the West Sacramento, California drying facility. The Company is unable to predict if a new lease can be obtained for the West Sacramento drying facility or what the terms and conditions of such a lease would be.

OTHER ACTIVITIES:

CERTAIN LOANS

     From time to time the Company has made loans to various
Anderson Entities, Directors and Executive Officers of the
Company and other unrelated third parties. All loans to related parties were approved by the Company's Audit Committee. The most significant of these are as follows:

BABY GRAND CORP.

     BGC d/b/a Maxim Hotel and Casino (the Maxim), Las Vegas, Nevada, an Anderson Entity, owed the Company $2,129,400 plus accrued interest in the amount of $167,000 at December 31,1996, pursuant to a promissory note dated November 2, 1992, in the original amount of $2,650,000 (the BGC Note). The BGC Note bears interest at the rate of 9% per annum. Monthly payments under the BGC Note are currently $50,000. The BGC Note is due in full on December 1, 1997 at which time the first deed of trust indebtedness on the Maxim is due. BGC is precluded from paying the final installment due on the BGC Note until it pays the first deed of trust indebtedness of approximately $34,200,000 as of December 31,1996. If BGC is unable to pay or refinance the first deed of trust indebtedness, it would have a material adverse effect on the Company's ability to collect on the BGC Note. If BGC is unable to make the final payment, the Company would have a loss of approximately $1,899,000 for which $1,899,000 has been provided. The BGC Note is collateralized by approximately 1,280,000 shares of the Company's common stock.
BGC is current in payment of monetary obligations under the BGC Note. The first trust deed holder has threatened to declare a default primarily as a result of the litigation between Mr. Anderson and the Anderson Parties and the FDIC (See Item 3. "Legal Proceedings and Item 12, "Security Ownership Of Certain Beneficial Owners And Management"). In the event the Maxim first trust deed holder declares a default, the BGC Note will also be in default.

GOLDEN STATE TRUST

     In connection with a proposed settlement agreement (the Agreement) dated June 12, 1996, between the FDIC and John B. Anderson, Edith Anderson, Cedar Development Company, J.A. Inc. and J.B.A. Investments, Inc.(collectively the Anderson Parties) the Company loaned $250,000 to Golden State Trust, an Anderson Party. The loan is evidenced by a note dated June 12, 1996, which bears interest at the rate of 12% per annum, payable monthly. A principal payment of $100,000 was paid on July 1, 1996. The balance of the principal and accrued and unpaid interest was due on December 12, 1996. The Company believes that the note is uncollectible and therefore has provided a reserve of $150,000 against the balance of the amount due from Golden State Trust. In addition, the Company ceased accruing interest on the loan as of September 30, 1996.

OTHER TRANSACTIONS

     In July 1995, the Company committed to invest up to $200,000 in a cattle feeding operation, with an unrelated third party, known as Steadfast Cattle Co. (Steadfast). The feed lot is located in Gonzales, California on land leased from the former operator. The operation consisted of feeding both beef and dairy
cattle, owned by others, on a per diem basis.   In addition to
its original commitment, the Company purchased approximately $225,000 of equipment that it leases to the feed lot operation.

     Because the cattle feeding operation was not successful, the company stopped funding Steadfast. As of December 31, 1996, all operations at Steadfast have ceased and the Company has written off all advances made to Steadfast. The effect of the Steadfast operations and its discontinuance on the Company's financial statement have been immaterial. The Company is currently attempting to sell the equipment that was purchased for the feed lot operation. It is anticipated that the sale of the equipment will result in a loss of approximately $10,000. However, it is possible that the estimated amount of the loss could increase if the Company is unable to sell the equipment within a reasonable amount of time.

DIRECTORS

     As reported in previous reports, the Company in 1993 made a $500,000 loan to an entity wholly-owned by Director Andrew Marincovich. See Annual Report on Form 10-K for the year ended December 31, 1995, Item 1. "Business - Other Activities - Certain Loans - Directors." The Company was informed that the foreclosure sale of the El Dorado Vineyard property was completed during the second quarter of 1996. The Company was further informed that the foreclosure sale extinguished without payment to Andrew Marincovich all of his interest in the property or the proceeds thereof. The Company's non-recourse guarantee from Mr. Marincovich was limited to excess proceeds from such foreclosure sale. Therefore, the Company did not recover any of its funds pursuant to the guarantee.

MADDOCKS/WILLOWS RANCH

     In May 1990, the Company made a loan to William Maddocks, et al, a central California real estate investment group (Maddocks), in the principal amount of $1,000,000. The loan was collateralized by real property in northern California. Maddocks paid all but $315,000 of the loan. In 1992, the Company and Maddocks formed a partnership called Willows Ranch. The Company's contribution was the balance remaining on the original $1,000,000 loan, and Maddocks contributed the net equity in the real estate that served as collateral for the Company's loan.

     In November 1995, Maddocks and the Company agreed to sell the Willows Ranch for a price of $835,000. The sale closed on February 5, 1996. Out of the sale proceeds, the Company received cash of approximately $209,000 and a 91.90% interest in a note in the amount of $243,430.

COMPETITION

REAL ESTATE SEGMENT:

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

     With respect to the residential real estate, the Company competes with numerous other developers and residential properties in the greater Sacramento area of California, ranging from regional and national firms to local companies, many of which have substantially greater resources than the Company. In the greater Sacramento area, the Company's residential lots compete on the basis of, among other things, location, price and quality of amenities, such as the golf course and country club facilities at Rancho Murieta.

     With respect to the Company's agricultural real estate, the Company competes for tenants with other regional or local agricultural properties in their respective areas of California where the Company's properties are located. Competition for tenants is intense. Leasing property to prospective tenants is generally determined on the basis of, among other things, lease rates and quality of top soil. The Company's leases of agricultural property are generally for a short-term period of one year or less.

AGRICULTURAL SEGMENT:

     With respect to the Company's rice drying and storage operations, the Company competes with other rice drying and storage companies in Northern California. The rice drying operation is seasonal and runs from approximately September 15 to November 15. The storage facility, depending on the types of grain being stored, operates on a year around basis. The rice drying and storage operations are impacted by the number of acres of rice grown, the yield per acre, weather conditions and government programs. Because the Company dries and stores rice for principally one customer, the loss of that customer could have a material adverse effect on the rice drying and storage operation.

SALES AND MARKETING

     The Company employs a sales consultant for the sale of its residential lots at the Fairways, although sales by independent real estate brokers are also encouraged. The residential lots are marketed primarily by means of media advertising, customer referrals and realtor contacts. Selling prices are set based on the local market conditions and competitive factors. The agricultural properties are marketed to farmers in the surrounding area where the agricultural property is located. The rice drying and storage operation is marketed to principally one customer.

REGULATION

     The Company must comply with various federal, state and local zoning, building, pollution, environmental, health, and advertising ordinances, rules and regulations, including regulations relating to specific building materials to be used, building design, minimum elevations of properties and emissions from the rice drying and storage facilities.

EMPLOYEES

     At February 14, 1997, the Company had 9 employees. None of the Company's employees are covered by collective bargaining agreements. The Company believes its employee relations to be satisfactory.


ITEM 2.  PROPERTIES

REAL ESTATE SEGMENT:

THE FAIRWAYS

     The Fairways is comprised of approximately 50 acres of land which has been developed into 110 single family estate lots. It is located in Rancho Murieta, California, adjacent to Highway 16, approximately 25 miles southeast of Sacramento. The land is encumbered by bonds in the approximate amount of $600,000, which is the pro rata share of a bonded indebtedness incurred that enabled the Rancho Murieta Community Services District to acquire the water and sewer facilities that serve the community of Rancho Murieta, which includes the Fairways and by a deed of trust in favor of RMA securing the payment of Park Fees due RMA. The bonded indebtedness will be assumed, pro rata, by the individual lot buyers. The amount due RMA will be paid as individual lot sales are closed. If all of the lots are not sold by December 31, 1997, then the remaining balance owing to RMA will be due and payable. As part of the settlement of the SASA Obligation, the Company signed a note in favor of the RTC in the original principal amount of $2,710,000. The note is collateralized by, among other things, a deed of trust on the lots at The Fairways. The deed of trust requires a $40,000 payment for the release of each of the encumbered lots. See "Item 1. Business -- Real Estate Segment -- The Fairways."


RESIDENTIAL LOTS -- NORTH LAS VEGAS

     The residential lots in North Las Vegas consist of 53 partially developed lots and 4 completed lots. Of the 57 lots, 53 lots are encumbered by a deed of trust in favor of the RTC. The deed of trust requires a $6,000 payment for the release of each of the encumbered lots. See "Item 1. Business -- Real Estate Segment -- Residential Lots, North Las Vegas."

WHITE RANCH

     White Ranch, in which the Company holds a 50% interest, is comprised of approximately 10,000 acres of agricultural land. It is located on the western edge of Tulare County, California, adjacent to State Highway 43 and the community of Angiola, approximately 10 miles south of Corcoran and 30 miles southwest of Tulare. See "Item 1. Business -- Real Estate Segment -- White Ranch."

SAM HAMBURG FARM

     Sam Hamburg Farm consists of approximately 150 acres remaining from an original 4,600 acres of agricultural land. The land is located in the most southwesterly corner of Merced County, California and the most northwesterly corner of Fresno County, California, approximately two miles east of Interstate Highway 5. It is approximately ten miles south of the city of Los Banos. The Company leases the remaining land to various tenants, whose current crops include cotton, small grains, and certain types of melons. The terms of the leases are usually one crop year on a cash rent basis. See "Item 1. Business - Real Estate Segment - Sam Hamburg Farm".

AGRICULTURAL SEGMENT:

GRAIN STORAGE FACILITY

     The Storage Facility is located in Yolo County, California, approximately 15 miles west of the city of Sacramento. The Storage Facility can store approximately 34,000 tons of grain. See "Item 1. Business -- Agricultural Segment -- Grain Storage and Rice Drying Facilities."

EXECUTIVE OFFICES:

     The Company's executive offices are located in an office building in Las Vegas, Nevada. The executive offices are 1,744 square feet and are leased under terms of a lease agreement expiring May 31, 1997. The Company also leases office space in Davis, California on a month to month basis at a monthly rent of $1,000. The Company believes that the executive offices and the Davis office are suitable for its needs.

ITEM 3.  LEGAL PROCEEDINGS

     FEDERAL DEPOSIT INSURANCE CORPORATION, ET AL. V. JOHN B. ANDERSON ET AL., United States District Court, District of Nevada, Case No. CV-S-95-00679 (LRL), instituted on July 14, 1995. The FDIC, acting as a successor and assignee of EurekaBank, formerly known as Eureka Federal Savings and Loan Association (Eureka), filed a complaint against John B. Anderson, Edith Anderson, Cedar Development Company, J.A., Inc. and J.B.A. Investments, Inc. (collectively, the Anderson Parties). The complaint arises out of a judgment in the original principal amount of approximately $33,700,000 obtained by Eureka against the Anderson Parties in the District Court for Clark County, Nevada. In consideration of Eureka's forbearance from executing on the judgment, the Anderson Parties executed a debtor-creditor agreement and related pledge and security agreements. Among other things, approximately 3,000,000 shares of the Company's common stock is pledged as collateral to the FDIC. The FDIC alleges, among other things, that the Anderson Parties have breached the debtor-creditor agreement and seek relief including
(i) specific performance, (ii) appointment of a receiver, (iii) injunctive relief, (iv) judicial foreclosure, and (v) enforcement of the judgment, which together with interest, is alleged to be in excess of $63,000,000. On September 15, 1995, the Anderson Parties entered into a Stipulation and Order For: Entry of Order Appointing Receiver and For Injunctive Relief, and For Entry of Consent Judgment (the Stipulation). The District Court entered its order (the Order) staying certain powers granted to the receiver, but allowing the receiver to review the assets, observe the operations, and inspect the books and records, including the Company's, relating to the assets of the Anderson Parties.

     In June 1996, the Company was informed that the Anderson Parties had reached a tentative agreement (the Agreement) regarding the Anderson Parties' obligation to the FDIC. The Agreement was subject to final approval of the FDIC. The Company made a $250,000 loan to Golden State Trust, an Anderson Party, in connection with the Agreement of which $150,000 remains outstanding. See" Item 1. Business - Other Activities - Certain Loans - Golden State Trust" The Agreement provided that the judgment, in the original principal amount of approximately $33,700,000, held by the FDIC against the Anderson Parties, would be sold to Golden State Trust. On August 27, 1996, the Company was informed that the FDIC rejected the Agreement. The Company was further informed that on August 28, 1996, the United States District Court, District of Nevada, entered the Consent Judgment appointing Ronald L. Durkin, C.P.A. (the Receiver) as the permanent receiver over the assets of Mr. Anderson and the Anderson Parties to the extent and with the powers set forth in the Receivership Order.

     Included in the assets over which the Receiver's powers extend are Mr. Anderson's beneficial ownership of 3,000,000 shares, or approximately 47.1% of the common stock of the Company. The balance of the shares owned beneficially by Mr. Anderson are pledged to the Company as collateral for the BGC Notes. On February 4, 1997, the United States District Court, District of Nevada, terminated the receivership, discharged the receiver, and appointed a special liquidating master. Based on statements made by FDIC representatives in public proceedings and court proceedings, the Company believes that it is the intent of the special liquidating master to sell the assets of the Anderson Parties that serve as collateral for the obligation to the FDIC on terms and conditions ordered by the Court, including the outstanding voting shares of the Company presently in the possession of the FDIC. If the special liquidating master or the FDIC obtains court approval and the common shares are in fact sold to either persons or entities other than Mr. Anderson or entities controlled by Mr. Anderson, a change of control of the Company will occur. To the knowledge of the Company, the special liquidating master has not taken any overt steps to assert control, vote the shares, influence management of the Company, or otherwise, although no assurance can be given that such steps are not contemplated or imminent. In March 1997, the Anderson Parties filed a notice of appeal with respect to the U. S. District Court's February 4, 1997 ruling terminating and discharging the Receiver and appointing a Special Liquidating Master.

     At the present time, the Company cannot predict the time or likelihood that such sale of shares or such change of control will occur, or whether other actions, proceedings or otherwise will occur that may block, impede or otherwise prevent or postpone such sale of shares or potential change of control.

     The actions of the special liquidating master may jeopardize the Anderson Parties ability to operate, including BGC which remains liable to the Company under the BGC Note. The Company is unable to predict what effect the outcome of the matters described above will have on the Company, or the payment of the BGC Note.

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

     1997                          HIGH                LOW
     1st Quarter
     (through February 14, 1997)   3/16                5/32

     1996                          HIGH                LOW
     1st Quarter                   3/16                3/16
     2nd Quarter                   11/32               3/32
     3rd Quarter                   1/4                 1/8
     4th Quarter                   3/16                1/8

     1995                          HIGH                LOW
     1st Quarter                   7/32                1/8
     2nd Quarter                   7/32                1/8
     3rd Quarter                   3/16                3/32
     4th Quarter                   3/16                1/32

     At December 31, 1996, the Company's transfer agent reported that there were approximately 1,838 holders of record of the Company's common stock, and approximately 752 holders of record of the Company's Series B Preferred Stock.

     Dividends on the Company's common stock have not been paid since the second quarter of 1979. Dividends on the Company's Series B preferred stock have not been paid since the first quarter of 1982. The Company is in arrears on such dividends in the amount of approximately $1,101,000 as of December 31, 1996. Because of the settlement of the SASA Obligation, the Company's second tier subsidiary, MRI, is no longer prohibited from paying dividends to MRC, which in turn is no longer prohibited from paying dividends to the Company. The Company has no present intention to pay dividends on either its common or preferred shares. See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations".

ITEM 6.  SELECTED FINANCIAL DATA

     The following table summarizes certain selected financial data for the periods indicated. The data for the years ended December 31, 1994, 1995 and 1996 should be read in conjunction with the more detailed audited Consolidated Financial Statements and Notes thereto appearing elsewhere herein, including the Independent Auditors' Report.

          DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES
                     SELECTED FINANCIAL DATA
          (NOT COVERED BY INDEPENDENT AUDITORS' REPORTS)

                                              Year ended December 31,
                               1992         1993       1994       1995       1996
                                 (Dollars in thousands, except per share data)

Continuing operations:
 Net sales and miscellaneous
 income                      $ 1,816      $ 1,387     $3,242     $3,130     $2,982

Income (loss) from
 continuing
 operations                 ($ 1,431)    ($ 1,678)  ($ 1,195)   ($2,075)   ($1,789)

Extraordinary
 item, net of tax                                                $8,346

Earnings (loss) per
 common share before
 extraordinary
 item                       ($   .20)    ($   .25)  ($   .20)   ($  .33)   ($  .29)

Extraordinary item per common
 share                                                           $ 1.30

Earnings (loss) per common
 share                      ($   .20)    ($   .25)  ($   .20)    $  .97    ($  .29)

As of the end of period:
 Total assets                $22,963      $21,262    $19,962     $19,527    $17,126

 Long-term debt and
  capital lease
  obligations                $    25      $    25    $   146     $ 2,797    $ 1,955

 Shareholders'
  equity                     $ 9,298      $  7,545   $ 6,275     $12,304    $10,443

 Book value per
  common share               $  1.43      $   1.16   $   .97     $  1.93    $  1.64

     Certain items in the table of selected financial data have been reclassified to conform to the current classification.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

     The Consolidated Financial Statements and Notes thereto are an integral part of this report, including this Item 7, and are incorporated herein by this reference and should be read in conjunction herewith.

     Section 21 E of the Securities Exchange Act of 1934 provides a "safe harbor" for forward-looking statements. Certain information included herein contains statements that are forward-looking, such as anticipated liquidity requirements for the coming fiscal year, anticipated sources of liquidity for the coming fiscal year, the impact of anticipated asset sales, proposed facilities construction and potential changes in control of the Company. Such forward-looking information involves important risks and uncertainties that could significantly affect the Company's financial condition and future results of operations, and, accordingly, such future financial condition and results of operations may differ from those expressed in any forward-looking statements made herein. These risks and uncertainties include, but are not limited to, those risks relating to actual costs necessary to clean-up certain real property chemical contamination, actual construction costs and construction contingencies in connection with construction of new facilities, real estate market conditions and general economic conditions, the abilities of certain third parties to obtain financing and otherwise perform under real estate purchase agreements, and the outcome of certain litigation and other risks. The Company cautions readers not to place undue reliance on any such forward-looking statements, and, such statements speak only as of the date made.

OVERVIEW

     On October 24, 1995, the Company, along with its subsidiaries Continental, MRI, and SHF, entered into a Settlement Agreement with the RTC in connection with the SASA Obligation. The Settlement Agreement became effective December 6, 1995. The Settlement Agreement modifies and restructures and refinances and extends further credit to the Company in accordance with the terms and conditions set for in the Settlement Agreement, which terms and conditions are intended to entirely supersede and replace the terms of the SASA Obligation. The SASA Obligation is more fully described in the Company's report on Form 10-K for the year ended December 31, 1994, "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," and in the Company's reports on Form 8-K dated February 2, 1995, April 3, 1995, April 26, 1995 and May 18, 1995.

     Pursuant to the terms of the Settlement Agreement and as full payment of the SASA Obligation, (i) Continental transferred the San Diego Property to the RTC in consideration of a $1,500,000 credit against the SASA Obligation, (ii) the Company paid $290,000 to the RTC, and (iii) the Company delivered a secured promissory note to the RTC (the RTC Settlement Note) in the principal amount of $2,710,000. The RTC Settlement Note bears interest at an annual rare of 1% over the prime rate as published in the Wall Street Journal. The interest rate is adjusted semi-annually; provided, however, that the interest rate shall not be less than 8% or more than 12% per annum. The Company will make monthly payments of interest until December 6, 2000, at which time the entire principal amount and all accrued interest is due.

     The RTC Settlement Note is collateralized by (i) the Rancho Murieta Deed of Trust on 69 unsold residential lots at The Fairways in Rancho Murieta, California (56 lots as of December 31,1996), (ii) the Nevada Deed of Trust on 53 partially developed residential lots located in North Las Vegas, Nevada, and (iii) the Collateral Assignment of the SHF Notes in the aggregate principal amount of $725,250 secured by 7 residential lots previously sold at The Fairways ($564,160 secured by 5 residential lots at December 31, 1996). The Rancho Murieta Deed of Trust requires a $40,000 payment for the release of each of the encumbered lots. The Nevada Deed of Trust requires a $6,000 payment for the release of each of the encumbered lots. The RTC will apply such payments to the outstanding principal due on the RTC Settlement Note. Principal collections received by the Company on the SHF Notes will be remitted to the RTC for application to the outstanding principal due on the RTC Settlement Note.

     As a result of settling the SASA Obligation, the Company recorded an extraordinary gain of $8,346,000 in the year ended December 31, 1995. The gain consisted of a profit of approximately $1,100,000 on the transfer of the San Diego property to the RTC and a reduction of indebtedness of approximately $7,246,000 net of related legal fees and other costs.

     On February 21, 1997, the Company signed an Agreement for the Purchase and Sale of all of the 57 lots, located in North Las
Vegas, Nevada, for a total consideration of $661,800 plus reimbursement of water fees paid in the amount of $72,597. The sale is expected to close in the second quarter of 1997.

     On October 7, 1996, the Company signed a letter agreeing to modify the Purchase and Option Agreement (the New Agreement) between the Company and Murieta Investors, LLC (MI), formerly West Coast Properties, LLC. The Purchase and Option Agreement between West Coast Properties, LLC and the Company is described in detail in the Company's Form 10-K for the year ended December 31, 1995. See Item 1. "Business - Real Estate and Related Activities - The Fairways". The New Agreement provides that MI will purchase from the Company 6 lots at The Fairways at $40,000 per lot plus payment of the Park Fees applicable to the lots purchased. In addition, the Company may receive contingent consideration equal to 20% of the gross sales price of each residential dwelling sold less $40,000 (the Success Payments). Eight months after the purchase of the initial 6 lots, MI will be entitled to purchase a second group of 6 lots. An additional group of 6 lots may be purchased every 4 months thereafter until a total of 40 lots have been purchased. The initial payment for the second 6 lots purchased will be $40,000, plus payment of the applicable Park Fees and the Success Payments. The initial payment for all subsequent lots purchased will be $45,000, plus payment of the applicable Park Fees and the Success Payments. Beginning with the purchase of the third group of 6 lots, the Success Payments will be 20% of the gross sales price of each residential dwelling sold less $45,000. If MI sells any lots without constructing a residential dwelling thereon, the Company will receive 20% of the sales price without offset of the initial price of $40,000. The sale of the first 6 lots closed on December 20, 1996.

     In January 1996, the Company's Board of Directors authorized management to pursue the possibility of constructing a new rice drying facility adjacent to the rice storage facility in Yolo County, California (The New Drying Facility). The cost of constructing The New Drying Facility is estimated to be $1,800,000 including carrying costs. The Company has made a $47,484 deposit on a rice dryer in anticipation of constructing The New Drying Facility. Since the Company did not begin construction as originally scheduled, 50% of the deposit has been forfeited. However, the Company will receive credit for the balance of the deposit if construction of The New Drying Facility goes forward. In the event the Company does not proceed with the construction of The New Rice Drying Facility, the Company will lose the balance of its deposit on the rice dryer. Construction of The New Drying Facility is subject to various governmental approvals and the ability of the Company to obtain adequate financing. The Company has signed a financing commitment, which if funded, would provide approximately 65% or $1,150,000, whichever is less, of the construction funds needed to build The New Drying Facility. The commitment is subject to the final review and credit approval of the lender and execution of mutually acceptable documentation. No assurance can be given that the Company will receive the necessary approvals or adequate financing. It is anticipated that construction of The New Drying Facility would begin in the second quarter of 1997. The Company is unable to predict whether The New Drying Facility will be completed in time for the 1997 rice drying season (approximately September 15 to November 15). If The New Drying Facility is not completed in time for the 1997 rice drying season, the Company may attempt to negotiate a new lease on the West Sacramento drying facility.

     In February 1997, the Company and the other 50% owner of the White Ranch entered into a Purchase Agreement (the Agreement) to sell the White Ranch for $6,000,000. The Agreement provides that the purchaser will make a $10,000 non-refundable deposit for a 90-day inspection period. The inspection period may be extended for an additional 90 days upon payment of an additional $10,000 non-refundable deposit. Terms of the sale are all cash at close of escrow. If the sale is consummated, net proceeds to the Company will be approximately $3,000,000. However, no assurance can be given that the sale will be completed.

     A special liquidating master has been appointed by the United States District Court, District of Nevada, to sell the assets that serve as collateral for the obligation due the FDIC by the Anderson Parties, including the outstanding voting shares of the Company in the possession of the FDIC. If the common shares are in fact sold to either persons or entities other than Mr. Anderson or entities controlled by Mr. Anderson, a change in control of the Company will occur. To the knowledge of the Company, the special liquidating master has not taken any over steps to assert control, vote the shares, influence management of the Company, or otherwise, although no assurance can be given that such steps are not contemplated or imminent. In March 1997, the Anderson Parties filed a notice of appeal with respect to the U.S. District Court's February 4, 1997 ruling terminating and discharging the Receiver and appointing a special liquidating master. At the present time the Company cannot predict the time and likelihood that such sale of shares or such change in control will occur, or whether other actions, proceedings or otherwise will occur that may block, impede or otherwise prevent or postpone such sale of shares or potential change in control. The appointment of a special liquidating master may jeopardize the Anderson Parties' ability to operate, including Baby Grand Corp., which remains liable to the Company under the Baby Grand Note. The Company is unable to predict what the effect the outcome of the matters described above will have on the Company. See Item
3. "Legal Proceedings".

     The Company has no present intentions to pay dividends on either its common or preferred stock.

OPERATING RESULTS

     Results of operations for the year ended December 31, 1996, were adversely impacted due to a number of factors including: (i) a bad debt write off relating to entities owned or controlled by or related to the President and Chairman of the Board of the Company ($482,000); (ii) a write down of real estate held for sale relating to The Fairways ($290,000); (iii) partnership losses relating to Pine Ridge Joint Venture and Steadfast Cattle Company ($135,000); (iv) a decline in profits from the operations of the rice dryer and storage facility; and (v) a decline in the profit from the sale of lots at The Fairways.

1996 vs. 1995

Real Estate

     During 1996 the Company reduced the carrying value of The Fairway lots by $290,000. The write down of the carrying value was necessitated when the Company reduced the listed sales prices of The Fairways lots in an attempt to increase the number of lot sales. The sale of the 6 lots to MI were recorded at the initial price of $40,000 per lot. In accordance with Statement of Accounting Financial Standards (SFAS) No. 66 "Accounting for Sales of Real Estate," no recognition was given to any Success Payments the Company may receive in the future. The Company has recorded all costs associated with the lots which resulted in a loss on the sale of the 6 lots of approximately $240,000.

     Net rental income from agricultural properties increased by approximately $400,000 when compared with 1995. The increase was due to increased acres being rented for the 1996 crop year.

Agricultural

     Rice drying and storage gross profit decreased by approximately $204,000 when compared with 1995. The decrease was due primarily to increased costs associated with the operation of the Drying Facility, and the payment of $75,000 relating to the Drying Facility lease. The cost of operating the Drying Facility increased because the Company had to rent generators to provide the power necessary to run the Drying Facility. This was necessitated by vandalism relating to the electrical wiring in the drying facility. Because of the vandalism, the Company was required, under the terms of the drying facility lease, to return the premises to the lessor in the same condition it was in at the inception of the lease. The Company paid the lessor $75,000 and in return, the lessor agreed to accept the return of the premises in an "as is" condition.

General

     During 1996, the Company recorded bad debts of approximately $482,000 relating to loans made to entities owned or related to the Company's Chairman of the Board and President. Of the $482,000, $150,000 related to a $250,000 loan made to Golden State Trust in connection with a proposed settlement between John
B. Anderson and the Anderson Parties and the FDIC. (See Item 1. "Business - Other Activities - Certain Loans - Golden State Trust."). In addition, the Company reduced the carrying value of the BGC Note by $338,000 to an amount the Company considers to be collectible by the due date. (See Item 1. "Business - Other Activities - Certain Loans - Baby Grand Corp.").

     On October 10, 1996, the last remaining home constructed by PRJV was sold, thereby effectively terminating PRJV. (See Item 1. "Business - Real Estate Segment - AJD Joint Venture."). The Company does not anticipate any future losses relating to PRJV.

     As of December 31, 1996, all operations of Steadfast ceased.
(See Item 1. "Business - Other Activities - Other
Transactions."). The Company does not anticipate any future losses relating to Steadfast and the cattle feeding operation.

     When compared with 1995, corporate selling, general and administrative expenses decreased due primarily to a reduction in legal fees. When compared with 1995, real estate selling, administrative and general expenses decreased due primarily to the sale of lots at The Fairways which caused a reduction in association dues, water and sewer fees, and property taxes. The decrease in interest and dividend income, when compared with 1995, was due to a decrease in notes receivables. When compared with 1995, interest expense increased because of the December 1995 settlement of the SASA Obligation and the commencement of interest payments.

     As a result of the foregoing, the net loss, before the extraordinary item, for the year ended December 31, 1996, decreased by $286,000 when compared with the net loss before the extraordinary item for the year ended December 31, 1995.

1995 vs. 1994

Real Estate

     Sales of real estate in 1995 increased by $343,000 when compared with 1994. Cost of real estate sold in 1995 increased by $477,000 when compared with 1994. The increase in sales and cost of real estate sold was due to increased sales volume at The Fairways. However, when compared with 1994, sales prices of lots, on the average, was less than the average sale price in 1994, thereby causing a decrease in profit resulting from the sale of real estate.

     Rental income from agricultural properties in 1995 decreased by $386,000 when compared with 1994. Rents received from the White Ranch decreased by approximately $301,000 as a result of fewer acres rented and reduced rental rates. Rent from Sam Hamburg Farm decreased by approximately $85,000 when compared with 1994. The decrease was due primarily to the sale of a portion of the Sam Hamburg Farm land.

Agriculture

     When comparing 1995 with 1994, there were no significant increases or decreases in revenues and expenses associated with the rice drying and storage operation.

General

     When comparing 1995 with 1994, Corporate Selling, Administrative and General expenses decreased by approximately $78,000. The decrease was general in nature and did not relate to any one given category of expenses. Real estate Selling, Administrative and General expenses decreased by approximately $168,000 in 1995. The decrease was due to a non-recurring charge in 1994 relating to the Street of Dreams promotion at The Fairways.

     Total bad debts for the year 1995 were approximately $761,000, which of $410,000 relating to a loan made to an entity wholly-owned by a director of the Company and approximately #351,000 relating to loans made to others, in the ordinary course of business, which became uncollectible. These consisted of unpaid rents at the White Ranch and a loan collateralized by a first deed of trust on real property and an assignment of rents, which real property was foreclosed on by the holder of the first mortgage and deed of trust. Bad debt expense was reduced by approximately $336,000 as a result of a settlement between Rancho Murieta Properties, Inc. (RMPI), the Pension Trust Fund for Operating Engineers and Rancho Murieta Country Club (RMCC) relating to certain obligations owing to RMPI by RMCC in which the Company had a security interest.

     The increase in partnership loss was directly related to the write-down of the Company's investments in PRJV and Steadfast.

LIQUIDITY AND CAPITAL RESOURCES

     During the year ended December 31, 1996, cash, cash equivalents and marketable securities increased by $804,000 from $1,006,000 at December 31, 1995 to $1,810,000 at December 31,
1996. The most significant sources of cash in 1996 were cash provided by operations ($935,000), the collection of loans made to others, including related parties, ($975,000), proceeds from short term debt ($123,000) and cash from the disposition of investments ($183,000). The most significant uses of cash in 1996, consisted of payments on long-term debt ($842,000), payments on short term debt ($129,000), loans made to others, including related parties ($281,000) and cash paid for other investments.

     The Company believes that its primary requirements for liquidity in the coming fiscal year will be to fund ongoing expenses at The Fairways, which include, among other things, association dues, water and sewer fees and property taxes; to fund the required payments due on the note to the RTC; to fund a portion of the construction and carrying costs of The New Drying Facility; to fund costs that may be incurred relating to the toxic clean-up at Sam Hamburg Farm; and to fund general and administrative expenses. In addition, the Company may be required to fund certain mortgage payments relating to the Solano County Option if the current owner is unable to do so.

     The Company believes that sources of required liquidity will be cash generated from the rice drying and storage facilities, anticipated lot sales at The Fairways, collection of notes receivable resulting from sales at The Fairways, collection of rents at the White Ranch and/or the sale of the White Ranch if such sale is consummated, Success Payments related to the venture with MI, the collection of the Maddocks investment which was paid in February 1997, and the sale of the 57 lots in North Las Vegas. Based on known commitments, the Company believes that the sources of cash described will be adequate to fund known liquidity requirements. However, if the sources of required liquidity prove to be insufficient to cover the Company's primary liquidity requirements, it will be necessary to sell some of the Company's non-income producing assets.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The Consolidated Financial Statements and supplementary data of Dunes Hotels and Casinos Inc. are located at pages F-1 to F-32 and are listed and included under Item 14, Exhibits, Financial Statement Schedules and Reports on Form 8-K of Part IV hereof and are incorporated herein by reference.


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

    John B. Anderson, 54, is and has been since May 1984, a director, chairman of the board, and president of the Company. Anderson, through various subsidiaries, operates two hotel/casinos in Nevada. On March 10, 1992, BGC (an Anderson Entity) filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Nevada. On November 10, 1992, the United States Bankruptcy Court confirmed and approved BGC's plan of reorganization which became effective December 1, 1992. On December 20, 1994, the Chapter 11 case was closed. On April 6, 1992, Maxim Development Co. (an Anderson Entity) filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Eastern District of California, which bankruptcy was subsequently dismissed on March 12, 1993.

    Brent L. Bowen, 68, is and has been a director, officer and member of the audit committee of the Company; and a director and officer of certain of the Company's subsidiaries since December 1984. Mr. Bowen was employed by Anderson Farms (an Anderson Entity) from 1981 to 1995 as a business and financial analyst. Mr. Bowen became an employee of MRI in 1995. Mr. Bowen has experience in the hotel/casino, farming, real estate, home-building, rice mill, commodities and banking industries.

    James H. Dale, 65, is and has been since January 1988, a director of the Company. Mr. Dale was elected Treasurer of the Company in 1990. From September 1986 to October 1991, Mr. Dale was employed by Anderson Farms (an Anderson Entity) as Chief Financial Officer. Prior to 1986, he was a partner in Grant Thornton, Certified Public Accountants. Mr. Dale became an employee of MRI in October 1991 when he was elected president of MRI and its subsidiaries.

    Andrew Marincovich, 75, is and has been since August 1978, a director and member of the Audit Committee of the Company. He is, and has been since July 1983, Chairman of the Audit Committee. He is President and Executive Officer of Marincovich & Company, a certified public accounting firm in Rancho Palos Verdes, California. He is a Certified Public Accountant, licensed to practice in California.

    Donald J. O'Leary, 66, was elected to the Company's Board of Directors and appointed to the Company's Audit Committee on May 19, 1994. Mr. O'Leary is an attorney and is a member of the California, Virginia and District of Columbia Bars. He is currently in private practice in California. Prior to entering private practice, Mr. O'Leary was a trial attorney for the U.S. Department of Justice and resident counsel for several large real estate companies.

    Edward Pasquale, 53, is and has been a director and officer of the Company since December 1984; and was a director and officer of certain of the Company's subsidiaries from December 1984 until September 1988. He is presently, and has been since September 1983, self-employed as a financial consultant, with emphasis in litigation support services, bankruptcy proceedings, and corporate reorganization. He is a Certified Public Accountant, licensed to practice in the States of California and Nevada. Mr. Pasquale was elected to the Company's Audit Committee on May 19, 1994.

    Wayne O. Pearson, 66, is and has been since August 1978, a director and member of the Audit Committee of the Company. From March 1975 to May 1993, he was a marketing analyst for R&R Advertising Agency, Las Vegas, Nevada; and since January 1970, sole proprietor, Wayne Pearson Consulting, Las Vegas, Nevada, a business and public opinion research company.

    Erik J. Tallstrom, 49, is and has been a director of the Company since December 1984. Prior to 1985, he was self-employed as a certified public accountant, and was a financial consultant to Anderson. Since November 1985, he has been a business partner with Anderson in several real estate developments, including Rancho Murieta in California. Currently, Mr. Tallstrom acts as a consultant to various real estate companies.

      There is no family relationship between any director or executive officer of the Company. No director holds a directorship in any company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of such Act or any company registered as an investment company under the Investment Company Act of 1940, as amended.

    Compliance with Section 16(a) of the Exchange Act. Based solely upon a review of the Commission's Forms 3 and 4 received by the Company during the last fiscal year and upon written representations solicited by the Company, no Officer, Director, beneficial owner of more than 10% of any class of the Company's equity securities or any other person subject to Section 16 of the Exchange Act failed to file on a timely basis as disclosed in the above forms, reports required by Section 16(a) of the Exchange Act during the year ended December 31, 1996.

ITEM 11.  EXECUTIVE COMPENSATION

    The following table sets forth the annual compensation paid to John B. Anderson, the Company's Chairman of the Board and President, and to James H. Dale, the only executive officer of the Company who received compensation in excess of $100,000 for the year ended December 31, 1996.

                    SUMMARY COMPENSATION TABLE
                       ANNUAL COMPENSATION

        (a)      (b)      (c)       (d)       (e)            (i)
                                           Other annual   All other
                                             compen-       compen-
Name and prin-                               sation        sation
cipal position  Year   Salary($) Bonus($)      ($)           ($)

John B.
Anderson,       1996    ---        ---          ---       $74,998   (1)
Chairman of     1995    ---        ---          ---       $64,278   (1)
the Board and   1994    ---        ---          ---       $73,134   (1)
President

James H. Dale,  1996   $110,000   $2,500        ---       $15,000   (2)
Treasurer       1995   $102,400  $20,000        ---       $15,000   (2)
                1994   $100,000   $1,800        ---       $15,000   (2)

    (1)   All other compensation to John B. Anderson, the
          Company's Chairman of the Board and President consists of the following for the years indicated:

          1996  Annual Directors fees                   $   15,000
                Payments of certain expenses
                on behalf of Mr. Anderson                   59,998
                                                         $  74,998


          1995  Annual Directors fees                   $   15,000
                Payments of certain expenses
                on behalf of Mr. Anderson                   49,278
                                                        $   64,278

          1994  Annual Directors fees                   $   15,000
                Payments of certain expenses
                on behalf of Mr. Anderson                   58,134
                                                        $   73,134

    (2)   All other compensation to James H. Dale, the Company's
          Treasurer, consists of annual directors fees in the amount of $15,000.

COMPENSATION OF DIRECTORS

    The Company pays each director an annual fee of $15,000
which until December 31, 1996, was paid quarterly. At the January 1997 Board of Directors meeting, the Directors voted to pay directors fees monthly. Directors fees due Mr. Anderson are retained by the Company and applied against amounts due the Company from entities owned or controlled by Mr. Anderson. The assignment of Mr. Anderson's directors fees will remain in effect until changed by the Board of Directors. In 1996, Directors fees due Mr. Tallstrom were retained by the Company and applied against amounts due the Company from entities owned or controlled by Mr. Tallstrom. In 1996, Directors fees due Mr. Marincovich were retained by the Company and applied against amounts due the Company from El Dorado Vineyards, Inc., a company wholly-owned by
Mr. Marincovich.   In January 1997, the Board of Directors agreed
to pay Mr. Marincovich's and Mr. Tallstrom's director fees directly to them effective January 1, 1997.

    Messrs. Marincovich, Pearson, Bowen, Pasquale and O'Leary are all members of the Company's Audit Committee. Audit Committee members receive compensation of $1,000 per month plus a travel allowance of $300 for each meeting attended. For services rendered as Audit Committee members during the fiscal year 1996, Messrs. Marincovich, Pearson, Pasquale, O'Leary and Bowen were paid $16,550, $12,300, $16,460, $13,500, and $12,000, respectively. Beginning January 1, 1997, the Company adopted the policy of deferring $250 of each monthly directors fee and $200 of each monthly audit committee fee.

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

                                                           Percent of
Name and Address of            Amount and Nature of       Common Stock
Beneficial Owner               Beneficial Ownership(1)     Outstanding

John B. Anderson(2)                  4,280,756                 67.2%
P.O. Box 1410
Davis, CA  95617

Federal Deposit Insurance            4,280,756                 67.2%
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

NAME OF BENEFICIAL           AMOUNT AND NATURE OF     PERCENT OF COMMON
OWNER                        BENEFICIAL OWNERSHIP(1)  STOCK OUTSTANDING

John B. Anderson(2)                  4,280,756                 67.2%

Brent L. Bowen(3)                        2,000                     *

Andrew P. Marincovich(3)                   200                     *

All Directors and Officers
as a Group (3 Persons)               4,282,956                 67.2%

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

          Of the Anderson Shares, approximately 3,000,000 shares are pledged in favor of the FDIC. On February 17, 1993, the Company received a copy of Securities and Exchange Commission Schedule 13D dated February 12, 1993 filed with the Commission on behalf of EurekaBank (Eureka). The Eureka Schedule 13D reports that Eureka possesses "sole voting power" and "sole dispositive power" with respect to 3,000,000 shares of the Company's common stock. The Eureka
     Schedule 13D also reports that Eureka may be deemed to have acquired beneficial ownership of 4,367,643 shares of the Company's common stock which amounts to 68.5% of the class represented by said shares. In July 1993, Eureka representatives advised the Nevada Gaming Control Board that the FDIC had assumed management and supervision of efforts to collect Mr. Anderson's obligation under a debtor-creditor agreement dated November 30, 1988, by and between John B. Anderson, Edith Anderson and Eureka Federal Savings and Loan Association. On July 14, 1995, the FDIC filed an action in the United District Court for the District of Nevada against Anderson, Edith Anderson, CDC, J.A. Inc. and J.B.A. Investments, Inc. The Company is not a party to the action. See "Item.3 - Legal Proceedings" for a detailed discussion of the Anderson Parties obligation to the FDIC and the litigation relating thereto.

          Of the Anderson Shares, approximately 1,280,000 shares are pledged in favor of the Company to secure indebtedness to the Company. The balance of the Anderson Shares are pledged in favor of other creditors of Anderson.

          The transfer agent's records maintained for the Company show that Anderson or entities owned or controlled by him own 4,510,912 shares. The difference between what the transfer agent's records show and the information provided to the Company by Anderson is 230,156 shares. The difference consists of (i) 250,000 shares which were purchased by the Company in January 1992, (ii) 106,731 shares purchased by BGC and (iii) 86,887 shares owned by CBC given in payment of legal fees owed by Mr. Anderson. None of these transactions have been changed on the transfer agent's records.

     (3) Messrs. Marincovich and Bowen claim beneficial ownership of, and sole investment and sole voting powers with respect to the reported shares.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Anderson and Anderson Entities own approximately 67.2% of the Company's common stock. Refer to the Company's report on Form 8-K dated February 12, 1993 regarding Securities and Exchange Commission Schedule 13D filed on behalf of Eureka wherein Eureka claims "sole voting" and "sole dispositive power" with respect to 3,000,000 shares of the Company's common stock and beneficial ownership of 4,367,643 shares of the Company's common stock. In July 1993, the FDIC succeeded to the position of Eureka with respect to the Debtor-Creditor Agreement.

     As of December 31, 1996, BGC was indebted to MRI in the principal amount of $2,129,400 plus accrued interest in the amount of $167,000. Refer to "Item 1. -- Business -- Certain
Loans" for a more detailed discussion of the BGC loan.

     On February 9, 1995, the Company purchased from BGC an option, held by BGC, to purchase approximately 1,690 acres of real property in Solano County, California. The purchase price was $1,043,000. Refer to "Item 1.- Real Estate Segment - Solano County Option."

     On June 12, 1996, the Company loaned Golden State Trust, an
Anderson Entity, $250,000.  The loan is presently in default.
Refer to "Item 1.-- Business - Certain Loans" for a more detailed discussion of the Golden State Trust Loan.

     In February 1993, the Company loaned $500,000 to an entity wholly-owned by Director Andrew Marincovich. The Company did not recover any of the loan amount, either directly or through the non-recourse guarantee from Mr. Marincovich. Refer to "Item 1.-
- Business - Certain Loans - Directors" for more detailed discussion of the loan.

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

     1.   Financial Statements.
                                                             PAGE

          Independent Auditors' Report                        F-1

          Dunes Hotels and Casinos Inc. and Subsidiaries
          Consolidated Financial Statements:

          Balance sheets as of December 31, 1996 and 1995     F-2

          Statements of income (loss), three years ended
          December 31, 1996, 1995 and 1994                    F-4

          Statements of shareholders' equity, three years
          ended December 31, 1996, 1995 and 1994              F-6

          Statements of cash flows, three years ended
          December 31, 1996, 1995 and 1994                    F-7

          Notes to Consolidated Financial Statements, three
          years ended December 31, 1996, 1995 and 1994        F-9

     2.   Financial Statement Schedules:

          Schedule II                                         S-1

          Schedule III                                        S-4

          Schedule IV                                         S-5

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

          10.22 Agreement dated January 1, 1996, by and between California Dehydrating Company, Inc. and SHF Acquisition Corporation regarding use of the California Dehydrating name and a Covenant Not to Compete is incorporated herein by reference to Dunes Hotels and Casinos Inc. Annual Report on Form 10-K (file no. 1-4385) for the year ended December 31, 1995, Part IV, Item 14(a)(3),
                Exhibit 10.22.

          10.23 Commercial Premises Lease dated March 1, 1995, by and between Pheasant Investment Corporation and SHF Acquisition Corporation regarding the lease of the rice drying facility in West Sacramento, California is incorporated herein by reference to Dunes Hotels and Casinos Inc. Annual Report on Form 10-K (file no. 1-4385) for the year ended December 31, 1995, Part IV, Item 14(a)(3), Exhibit 10.23.

          10.24 Reimbursement Agreement dated September 20, 1995, by and between Rancho Murieta Community Services District and SHF Acquisition Corporation regarding the amount of the reimbursement due SHF for excess work done at The Fairways at Rancho Murieta that will benefit other properties within the boundaries of Rancho Murieta is incorporated herein by reference to Dunes Hotels and Casinos Inc. Annual Report on Form 10-K (file no. 1-4385) for the year ended December 31, 1995, Part IV, Item 14(a)(3),
                Exhibit 10.24.

          10.25 Assignment of promissory note in the original principal amount of $57,000 made by James P. Parks and Dale A. Parks in favor of SHF Acquisition Corporation; Promissory Note dated February 13, 1995, made by James P. Parks and Dale A. Parks in favor of SHF Corporation; Deed of Trust dated February 13, 1995, made by James
                P. Parks and Dale A. Parks is incorporated herein by reference to Dunes Hotels and Casinos Inc. Annual Report on Form 10-K (file no. 1-4385) for the year ended December 31, 1995, Part
                IV, Item 14(a)(3), Exhibit 10.25.

          10.26 Assignment of promissory note in the original principal amount of $70,000 made by Chandler T. Martin and Debra L. Martin in favor of SHF Acquisition Corporation; Promissory Note dated March 2, 1992, made by Chandler T. Martin and Debra L. Martin in favor of SHF Acquisition Corporation; Letter dated April 6, 1994, extending the due date of the note to March 10, 1998; Deed of Trust dated March 2, 1992, made by Chandler T. Martin and Debra L. Martin is incorporated herein by reference to Dunes Hotels and Casinos Inc. Annual Report on Form 10-K (file no. 1-4385) for the year ended December 31, 1995, Part IV, Item 14(a)(3), Exhibit 10.26.

          10.27 Assignment of promissory note in the original principal amount of $164,160 made by Consolidated Kapital, Inc. in favor of SHF Acquisition Corporation; Promissory Note dated January 24, 1992, made by Consolidated Kapital, Inc in favor of SHF Acquisition Corporation;
                Deed of Trust dated January 24, 1992, made by Consolidated Kapital, Inc. is incorporated herein by reference to Dunes Hotels and Casinos Inc. Annual Report on Form 10-K (file no. 1-4385) for the year ended December 31, 1995, Part
                IV, Item 14(a)(3), Exhibit 10.27.

          10.28 Assignment of promissory note in the original principal amount of $85,360 made by William A. Brown in favor of SHF Acquisition Corporation; Promissory Note dated April 6, 1995, made by William A. Brown in favor of SHF Acquisition Corporation; Deed of Trust dated April 6, 1995, made by William A. Brown is incorporated herein by reference to Dunes Hotels and Casinos Inc. Annual Report on Form 10-K (file no. 1-4385) for the year ended December 31, 1995, Part IV, Item 14(a)(3), Exhibit 10.28.

          10.29 Assignment of promissory note in the original principal amount of $76,000 made by John P. Xepoleas and Monterey A. Xepoleas in favor of SHF Acquisition Corporation; Promissory Note dated March 10, 1995, made by John P. Xepoleas and Monterey A. Xepoleas in favor of SHF Acquisition Corporation; Deed of Trust dated March 10, 1995, made by John P. Xepoleas and Monterey A. Xepoleas is incorporated herein by reference to Dunes Hotels and Casinos Inc. Annual Report on Form 10-K (file no. 1-4385) for the year ended December 31, 1995, Part IV, Item 14(a)(3), Exhibit 10.29.

          10.30 Assignment of promissory note in the original principal amount of $193,800 made by T. E. Duerr and P. A. Duerr, Trustees of the Duerr Family Revocable Trust dated October 14, 1987, in favor of SHF Acquisition Corporation; Promissory Note dated July 22, 1992, made by T.E. Duerr and P.
                A. Duerr, Trustees of the Duerr Family Revocable Trust in favor of SHF Acquisition Corporation; Deed of Trust dated July 22, 1992, made by T.E. Duerr and P. A. Duerr, Trustees of the Duerr Family Revocable Trust is incorporated herein by reference to Dunes Hotels and Casinos Inc. Annual Report on Form 10-K (file no. 1-4385) for the year ended December 31, 1995, Part IV, Item 14(a)(3), Exhibit 10.30.

          10.31 Assignment of promissory note in the original principal amount of $79,000 made by Raymond L. James and Cheryle James in favor of SHF Acquisition Corporation; Promissory Note dated December 7, 1994, made by Raymond L. James and Cheryle James in favor of SHF Acquisition Corporation; Deed of Trust dated December 7, 1994, made by Raymond L. James and Cheryle James is incorporated herein by reference to Dunes Hotels and Casinos Inc. Annual Report on Form 10-K (file no. 1-4385) for the year ended December 31, 1995, Part IV, Item 14(a)(3),
                Exhibit 10.31.

          10.32 Installment Note dated January 17, 1996, made by Mukhtar Ahmad and Nazra P. Ahmad in favor of Willows Ranch Group, consisting of SHF Acquisition Corporation and 500 First Street wherein SHF Acquisition Corporation has a 91.90% interest is incorporated herein by reference to Dunes Hotels and Casinos Inc. Annual Report on Form 10-K (file no. 1-4385) for the year ended December 31, 1995, Part IV, Item 14(a)(3),
                Exhibit 10.32.

          10.33 Purchase and Option Agreement by and between SHF Acquisition Corporation and West Coast Properties, LLC, undated, regarding the sale of 20 lots and an option to purchase an additional 20 lots at The Fairways is incorporated herein by Dunes Hotels and Casinos Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, Part II, Item 6, Exhibit 10.01.

          10.34 Letter dated July 12, 1996 from Murieta Investors regarding Amended Purchase Agreement is incorporated herein by reference to Dunes Hotels and Casinos Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, Part II, Item 6, Exhibit 10.01

          10.35 Promissory note dated June 12,1996, between Golden State Trust and M & R Investment Company, Inc.; Assignment of Rights to Payments, Consent to Assignment between Baby Grand Corp. and M & R Investment Company, Inc.; Loan Agreement and Assignment between M & R Investment Company Inc. and Golden State Trust is incorporated herein by reference to Dunes Hotels and Casinos Inc. Quarterly Report on Form 10-Q for the quarter ended June 30,1996, Part II, Item 6, Exhibit 10.02.

          10.36 Real Estate Option Agreement dated September 27, 1996, wherein M&R Investment Company, Inc. granted an Option to MARCOR PARTNERSHIP, a general partnership, an Option to acquire M&R Investment Company, Inc's 66.667% interest in
                2.16 acres of industrial property in Las Vegas, Nevada; Memorandum Of Option for the purpose of recordation.

          10.37 Purchase Agreement dated February 27, 1997 by and between Dana C. Hair ("Buyer") and Southlake Acquisition Corporation, a Nevada Corporation, and Jim Joseph, as Trustee of The Joseph Revocable Trust, each as to an undivided 1/2 interest wherein Buyer agrees to buy the property, more commonly known as The White Ranch for $6,000,000; Exhibit "A" to purchase agreement, Legal description of the property; Exhibit "B", there are no items in Exhibit B; Exhibit "C", there are no items in Exhibit "C"; Exhibit "D", (i) Copy of a Field Tenant Lease dated January 5, 1997, between Southlake Acquisition Corporation and Phoenix Farming Company (ii) Copy of a Field Tenant Lease dated January 5, 1997, between Southlake Acquisition Corporation and Four B's Farms (iii) Copy of an Agricultural Lease dated September 8, 1992, and its amendment dated November 29, 1995 between Southlake Acquisition Corporation and J.G. Boswell Company (iv) Copy of a letter dated February 14, 1997, from Brent Bowen, Vice President, Southlake Acquisition Corporation to
                J. W. Boswell, President, J.G. Boswell Company
                (v) Copy of a Field Tenant Lease dated February 20, 1997, between Southlake Acquisition Corporation and W.William Blanken dba HWB Farms.; Exhibit "E", there are no items in Exhibit "E"; Exhibit "F", (i) Copy of the Angiola Water District Restated Water Distribution Agreement (ii) Copy of a Fax Transmittal dated February 12, 1997, from Kevin Johansen, Angiola Water District, to Brent Bowen, Southlake Acquisition Corporation, describing portions of "the Property" lying within the boundaries of the Tulare Lake Basin Water Storage District and the Tulare Lake Drainage District, (iii) Copy of the Short Term State Water Contract between Tulare Lake Basin Water Storage District and Southlake Acquisition Corp. for the period January 1, 1997 through December 31, 1998, (iv) Copy of the Ninth Amended Rules and Regulations Governing the Transmission of Water Under the Water Supply Contract Between the State of California, Department of Water Resources and the Tulare Lake Basin Water Storage District; Exhibit "G", there are no items in Exhibit "G".

          10.38 Agreement For The Purchase and Sale of Real Property dated February 21,1997, wherein SHF Acquisition Corporation agrees to sell to Celebrate, LLC, and/or assignee, a parcel of vacant land consisting of approximately .82 acres described as a portion of the W2, SW4, Se4NW4 of Section 33, Township 195 and Range 61E, M.D.M. The Property is further described as Arroyo Grande Unit 3 consisting of 4 lots.

          10.39 Agreement For The Purchase and Sale of Real Property dated February 21,1997, wherein SHF Acquisition Corporation agrees to sell to Celebrate, LLC, and/or assignee, a parcel of vacant land consisting of approximately 11 gross acres described as a portion of the SW4, NW4 of
                Section 33, Township 195 and Range 61E, M.D.M. The property is further described as Arroyo Grande Unit 2A and 2B consisting of 53 lots.

          10.40 Purchase and Option Agreement by and between SHF Acquisition Corporation and Murieta Investors, LLC, dated October 7, 1996, wherein SHF Acquisition Corporation sold 6 lots at The Fairways to Murieta Investors, LLC, and granted an option to Murieta Investors, LLC, to acquire 34 additional lots at The Fairways under terms and conditions described in the Purchase and Option Agreement.

          21.01 Subsidiaries of Registrant.

          27.01 Financial Data Schedule

     (b)  Reports on Form 8-K

          8K.01 August 27, 1996.  This report on Form 8-K, Item
                5, reported the entry of the Consent Judgment and the appointment of a receiver over the assets of Mr. Anderson and the Anderson Parties.

          8K.02 February 4, 1997.  This report on Form 8-K, Item
                5, reported the termination of the receivership, the discharge of the receiver and the appointment of a special liquidating master to sell the assets of the Anderson Parties that serve as collateral for the obligation due the FDIC.

                            SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DUNES HOTELS AND CASINOS INC.     DUNES HOTELS AND CASINOS INC.


By  /s/ John B. Anderson          By  /s/ James H. Dale
   John B. Anderson                  James H. Dale
   Chairman of the Board             Treasurer (Principal
   and President                     Accounting and Financial
   (Principal Executive Officer)     Officer)

Dated  March 27, 1996

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature              Title                      Date

/s/ John B. Anderson
John B. Anderson       Chairman of the Board
                       and President             March 27, 1997

/s/ Brent L. Bowen
Brent L. Bowen         Director                  March 27, 1997

/s/ James H. Dale
James H. Dale          Director                  March 27, 1997

/s/ Andrew P. Marincovich
Andrew P. Marincovich  Director                  March 27, 1997

/s/ Donald J. O'Leary
Donald J. O'Leary      Director                  March 27, 1997

/s/ Edward Pasquale
Edward Pasquale        Director                  March 27, 1997

/s/ Wayne O. Pearson
Wayne O. Pearson       Director                  March 27, 1997


Erik J. Tallstrom      Director                  March 27, 1997


                   INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders
Dunes Hotels and Casinos Inc.
Las Vegas, Nevada

     We have audited the accompanying consolidated balance sheets of Dunes Hotels and Casinos Inc. and Subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income (loss), shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dunes Hotels and Casinos Inc. and Subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

     As discussed in Note 4a(1), the appointment in February 1997 of a special liquidating master in connection with the matter involving John B. Anderson and the Anderson Parties and the Federal Deposit Insurance Corporation could result in change of control; the effects of this and related developments on the Company or its future financial statements cannot be determined.

     As also discussed in Note 4, the Company has engaged in significant business activity and transactions with related parties, including real estate investment and lending, which have resulted in losses.

     In connection with our audits of the financial statements referred to above, we audited the financial statement schedules listed under Item 14(a)2. In our opinion, these financial statement schedules present fairly, in all material respects, the information stated therein, when considered in relation to the financial statements taken as a whole.

/s/ Piercy, Bowler, Taylor & Kern

Las Vegas, Nevada

February 14, 1997 (except as to the matters discussed in Notes
 4a(1), 5(b) and 5(c) as to which the dates are March 6, 1997, February 27, 1997 and February 21, 1997, respectively)



               DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES

                    CONSOLIDATED CONDENSED BALANCE SHEETS

                          DECEMBER 31, 1996 AND 1995


                                    ASSETS



                                                      1996        1995
                                                   (Dollars in thousands)

Cash and cash equivalents                        $     1,283 $       495

Marketable securities                                    527         511

Receivables
  Trade, less allowance, 1996, $141; 1995, $23           133         256
  Related party, less allowance, 1996, $2,049;
   1995, $1,566                                          397       1,127
  Real estate sales                                      928         813
  Other                                                   47         410

Inventory of real estate held for sale                10,919      12,312

Inventory, other                                          38          89

Prepaid expenses                                         116         142

Property and equipment, less accumulated depreciation
  and amortization, 1996, $424; 1995, $325             1,678       1,754

Investments                                            1,049       1,566

Deferred costs and other                                  11          52

                                                 $    17,126 $    19,527




                             (continued)




             DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED BALANCE SHEETS

                      DECEMBER 31, 1996 AND 1995

                 LIABILITIES AND SHAREHOLDERS' EQUITY

                                                      1996        1995
                                                   (Dollars in thousands)

Accounts payable                                 $        98 $       100

Accrued expenses                                         246          73

Deferred income                                           70          23

Income taxes                                             247         327

Short-term debt                                           69          75

Long-term debt and capitalized lease obligations       1,955       2,797

Accrued preferred stock dividends                      1,101       1,028

  Total liabilities                                    3,786       4,423

Minority interest                                      2,897       2,800

Shareholders' equity
  Preferred stock - authorized 10,750,000 shares
    ($.50 par); issued 10,512 shares Series B $7.50
    cumulative preferred stock, outstanding 9,250
    shares in 1996 and 1995, aggregate liquidation
    value $2,301 including dividends in arrears            5           5

  Common stock - authorized 25,000,000 shares
    ($.50 par); issued 7,799,780 shares,
    outstanding 6,375,096 shares in 1996 and 1995      3,900       3,900

  Capital in excess of par                            25,881      25,881

  Deficit                                            (17,343)    (15,482)
                                                      12,443      14,304
  Treasury stock at cost; Preferred - Series B,
    902 shares Common 1,424,684 shares in 1996
    and 1995                                           2,000       2,000

    Total shareholders' equity                        10,443      12,304

                                                 $    17,126 $    19,527


                   DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF INCOME (LOSS)

                     YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                              1996        1995        1994
                                                 (Dollars in thousands,
                                                    except per share)
Operating revenues:
  Sales of real estate                    $    1,128  $    1,901  $    1,558
  Cost of real estate sold                     1,226       1,824       1,347
                                                 (98)         77         211


  Rental income - agricultural properties        948         485         871
  Cost and expense of rental income              449         386         594
                                                 499          99         277


  Rice drying and storage revenues               787         752         774
  Cost of rice drying and storage                768         529         561
                                                  19         223         213


  Miscellaneous income - net                     119          (8)         39

                                                 539         391         740
Operating expenses:
  Selling, administrative and general
    Corporate                                  1,022       1,090       1,168
    Real estate operations                       245         388         220
  Bad debts, net of recoveries                   556         425         624
  Depreciation                                    99          69          63
  Losses on real estate investments              290         284         500
                                               2,212       2,256       2,575

Loss before other credits (charges),
  income taxes, minority interest and
  extraordinary item                          (1,673)     (1,865)     (1,835)

Other credits (charges):
  Interest and dividend income                   360         595         578
  Interest expense                              (230)        (37)        (10)
  Partnership income (loss)                     (135)       (781)         23
  Securities gains (losses), net                 (14)         26          57

                                                 (19)       (197)        648




                                 (continued)



                 DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF INCOME (LOSS)

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                              1996        1995        1994
                                                 (Dollars in thousands,
                                                     except per share)

Loss before income taxes, minority interest
 and extraordinary item                       (1,692)     (2,062)     (1,187)

Income taxes                                                 (13)         (8)

Loss before minority interest and
 and extraordinary item                       (1,692)     (2,075)     (1,195)

Minority interest in income of the
 White Ranch                                     (97)


Loss before extraordinary item                (1,789)     (2,075)     (1,195)
Extraordinary item, net of taxes of $80                    8,346

Net income (loss)                         $   (1,789) $    6,271  $   (1,195)



Income (loss) per common share:
  Loss before extraordinary item          $    (0.29) $    (0.33) $    (0.20)
  Extraordinary item                                        1.30

  Net income (loss)                       $    (0.29) $     0.97  $    (0.20)



                See notes to consolidated financial statements.

                                                            DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES

                                                           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                             YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                                        (Dollars in thousands)



                               Preferred Stock    Common stock     Capital               Preferred          Common         Total
                                  issued (1)         issued          in               treasury stock    treasury stock     share-
                                                                   excess                                                 holders'
                               Shares   Amount   Shares   Amount   of par    Deficit  Shares   Amount   Shares    Amount   equity


Balance, January 1, 1994        10,152     $5  7,799,780  $3,900   $25,881  ($20,411)  (902)  ($70) (1,339,684) ($1,760)   7,545

Accrued dividends, Preferred                                                     (75)                                        (75)
Net loss                                                                      (1,195)                                     (1,195)
Balance, December 31, 1994      10,152      5  7,799,780   3,900    25,881   (21,681)  (902)   (70) (1,339,684)  (1,760)   6,275

Accrued dividends, Preferred                                                     (72)                                        (72)
Purchase of treasury stock                                                                             (85,000)    (170)    (170)
Net income                                                                     6,271                                       6,271

Balance, December 31, 1995      10,152      5  7,799,780   3,900    25,881   (15,482)  (902)   (70) (1,424,684)   (1,930) 12,304

Accrued dividends, Preferred                                                     (72)                                        (72)
Net loss                                                                      (1,789)                                     (1,789)

Balance, December 31, 1996      10,152     $5  7,799,780  $3,900   $25,881  ($17,343)  (902)  ($70) (1,424,684) ($1,930) $10,443


(1)  Series B, $7.50 dividend, voting and non-convertible
     (liquidation value $125 per share)





                                    See notes to consolidated financial statements.



                     DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES

                         CONSOLIDATED STATEMENTS OF CASH FLOWS

                      YEARS ENDED DECEMBER 31, 1996, 1995 and 1994


                                              1996        1995        1994
                                           (Dollars in Thousands)
Cash flows from operating activities:
   Net income (loss)                      $   (1,789) $    6,271  $   (1,195)
 Adjustments to reconcile net income
  (loss) to net cash provided by
  (used in) operating activities:
   Provision for losses on accounts and notes
    receivable, related parties and others       600         331         717
   Non-cash gain from settlement of liability             (8,619)
   Depreciation                                   99          69          63
   Cost of real estate sold                    1,191       1,732       1,172
   Gain on disposition of assets                              (2)
   Non-cash portion of real estate sales                    (323)       (777)
   Write-down of real estate held for sale       290         284
   Provision for losses on investments           171         346         428
   Partnership loss - net                                    435          50
   Allocation of minority interest                97
   (Gain) loss on marketable securities           14         (26)        (57)
   Changes in certain assets and liabilities:
    Decrease (increase) in trade receivables       6         235        (123)
    Decrease (increase) in inventory              51         (89)
    Decrease (increase) in prepaid expenses       26         107           2
    Decrease (increase) in deferred costs
     and other                                    41         (44)         (2)
    Increase (decrease) in accounts payable       (2)        (74)       (175)
    Increase (decrease) in accrued expenses      173          15         (20)
    Increase (decrease) in deferred income        47                       4
    Increase (decrease) in income taxes          (80)         80
  Net cash provided by operating activities      935         728          87

Cash flows from investing activities:
   Payments made for real estate held for
    sale                                         (50)       (445)         (6)
   Capital expenditures                                     (146)
   Cash paid for property and equipment          (23)
   Cash paid for investments                    (125)     (1,367)       (568)
   Proceeds from investments                      64                      12
   Investment in marketable securities           (30)        (65)       (835)
   Proceeds from sale of marketable securities               435       1,286
   Payments received on receivables              975       1,873       1,282
   Loans made to related parties                (250)       (594)       (718)
   Loans made to others                          (43)       (193)       (645)
   Cash from funds held in escrow                                        459
   Cash from disposition of investments          183
   Proceeds from disposition of property                      10          87
  Net cash provided by (used in) investing
   activities                                    701        (492)        354

                                 (continued)



                  DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                   YEARS ENDED DECEMBER 31, 1996, 1995 and 1994


                                              1996        1995        1994
                                                 (Dollars in Thousands)
Cash flows from financing activities:
   Proceeds from short-term debt          $      123  $      133  $      137
   Payments on short-term debt                  (129)       (134)       (186)
   Payments on long-term debt                   (842)       (444)        (38)
   Payments for treasury stock                              (170)

  Net cash (used in) financing activities       (848)       (615)        (87)

Increase (decrease) in cash and cash
 equivalents                                     788        (379)        354
Cash and cash equivalents, beginning of
 year                                            495         874         520

Cash and cash equivalents, end of year    $    1,283  $      495  $      874


Supplemental disclosures of cash flow
 information:
   Cash paid during the year for:
    Interest                              $      283  $       10  $       10

Supplemental schedules of non-cash
 investing and financing activities:
   Total liability settled                $           $    8,985  $
   Less assets transferred                                  (366)
   Non-cash gain from extraordinary
    items -- settlement of liabilities    $           $    8,619  $


   Real estate acquired through
    foreclosure                           $       38  $           $

   Note receivable from sale of
    investments                           $      224  $           $

   Property and equipment acquired
    through a capitalized lease           $           $       73  $

   Dividends accrued but unpaid           $       72  $       72  $       75





                 See notes to consolidated financial statements.


          DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     CONSOLIDATION:

     The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries Continental California Corporation (Continental), M & R Corporation (MRC) and MRC's subsidiary, M & R Investment Company, Inc. (MRI) and MRI's subsidiaries SHF Acquisition Corporation (SHF) and Southlake Acquisition Corporation (Southlake), after elimination of all material intercompany balances and transactions.

     The Company did not consolidate Pine Ridge Joint Venture
       (PRJV), a joint venture in which the Company has a 51% interest, or Steadfast Cattle Company, a limited liability company in which the Company has a 50% interest. Both PRJV and Steadfast disposed of all of their assets during 1996 and are no longer operational.

     PROPERTY AND EQUIPMENT AND DEPRECIATION AND AMORTIZATION:

     Property and equipment are stated at cost. Depreciation and amortization are provided by the straight-line method over the estimated useful lives of the assets. The book value of obsolete assets is charged to depreciation expense when they are disposed of. Profits and losses from the sale of assets are included in other income. Repairs and maintenance are charged to expense as incurred.

     Effective January 1, 1996, the Company adopted Statement of
       Financial Accounting Standards (SFAS) No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived
       Assets to be Disposed of," without any material effect.

     INCOME (LOSS) PER SHARE:

     Income (loss) per common share has been computed using the weighted average number of shares outstanding during the year: 6,375,096, 6,429,822 and 6,460,096 for the years ended December 31, 1996, 1995 and 1994, respectively. Dividends on nonconvertible preferred stock - Series B have been deducted from income or added to the loss applicable to common shares. See Note 17 of Notes to Consolidated Financial Statements.

     CASH AND CASH EQUIVALENTS:

     Cash equivalents are short-term (original maturity of 90 days or less), highly liquid investments that are both readily convertible to known amounts of cash and so near their maturity that they present insignificant risk of changes in value because of changes in interest rates.

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

     MARKETABLE SECURITIES:

     Effective December 31, 1995, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 115 "Accounting for Certain Investments in Debt and Equity Securities". The Company's investments in marketable securities are generally in preferred stocks of publicly held companies, are held for an indefinite period and are accounted for as trading securities. There have been no material gains or losses related to the Company's investments in marketable securities.

     RECLASSIFICATIONS:

     Effective January 1, 1996, the Company changed the format of its balance sheet from a classified balance sheet to a non-classified balance sheet. The format of the December
       31, 1995 balance sheet has been changed to conform to the new presentation. The Company believes that a non-classified balance sheet, one that does not present current assets and current liabilities, better reflects the status of the Company's assets, liabilities and shareholders' equity.

     Certain amounts in the Company's consolidated statements of income (loss) for the years ended December 31, 1995 and 1994 have been reclassified to conform to the 1996 presentation. Such reclassification has no effect on the results of operations. The Company's Consolidated Balance Sheet for the year ended December 31, 1995 has been restated to reflect the 50% minority interest in the White Ranch.

     ENVIRONMENTAL EXPENDITURES:

     Expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations and which do not contribute to future revenues are expensed. Liabilities are recorded when remedial efforts are probable and the costs can be reasonably estimated.

     REAL ESTATE HELD FOR DEVELOPMENT AND SALE:

     Real estate held for development and sale is stated at the lower of cost or net realizable value. Costs include primarily acquisition costs and improvements costs. Costs are allocated to individual properties using the method appropriate in the circumstances.

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

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

3.   FAIR VALUE OF FINANCIAL INSTRUMENTS:

     Estimated fair value of the Company's financial instruments
       (all of which are held for nontrading purposes, except for marketable securities) are as follows:

                                                  Carrying      Fair
                                                   Amount       Value
                                                 (Dollars in thousands)

     Cash and cash equivalents                    $1,283        $1,283     (a)
     Marketable securities                           527           527     (a)
     Notes receivable, real estate
      sales                                          928           928     (b)
     Note receivable, related party
      (the BGC Note)                                 397                   (c)
     Solano County Option                          1,043         1,043     (d)
     Long-term debt                               (1,955)                  (e)

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

3.   FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED):

     (c) It is not possible to determine the fair value of the Baby Grand Corp. note ( the BGC Note) because the Company is unable to predict whether Baby Grand Corp.
          (BGC) will be able to pay its first lien note on its due date, which is the same date that the BGC Note payable to the Company comes due. See Note 4a(1) of Notes to Consolidated Financial Statements.

     (d) The fair value of the Solano County Option is estimated based on an appraisal of the real property, and subsequent discussions with local realtors, to which the option relates and the length of the option period which enables the Company to have some flexibility as to when and if the option should be exercisable. The Company can only recover the fair value of the option
          (i) by exercising the option and selling the property or (ii) selling the option. However, if the fair value of the real property should drop below the option purchase price, the Company would not be able to recover all of its investment in the Solano County Option. See Note 8(a) of Notes to Consolidated Financial Statements.

     (e) The fair value of long-term debt is not subject to reasonable estimation because the debt arose principally as a result of the settlement of a dispute.
          See Notes 9 and 10 of Notes to Consolidated Financial
          Statements.

4. RELATED PARTY TRANSACTIONS:

   a. John B. Anderson (Anderson), the Company's controlling stockholder and Chairman of the Board of Directors of the Company, and entities owned or controlled by him (Anderson Entities) own approximately 67.2% of the Company's common stock as of February 14, 1997. Each entity controlled by John B. Anderson will hereinafter be identified as an Anderson Entity.

       (1) Baby Grand Corp. d/b/a Maxim Hotel and Casino (the Maxim), Las Vegas, Nevada, an Anderson Entity, owed the Company $2,129,400 plus accrued interest in the amount of $167,000 at December 31, 1996, pursuant to a promissory note dated November 2, 1992, in the original amount of $2,650,000 (the BGC Note). The BGC Note bears interest at the rate of 9% per annum. Monthly payments under the BGC Note are currently $50,000. The BGC Note is due in full on December 1, 1997 at which time the first deed of trust indebtedness on the Maxim is due. BGC is precluded from paying the final installment due on the BGC Note until it pays the amount due the first deed of trust indebtedness of approximately $34,200,000 as of December 31, 1996. If BGC is unable to pay the first deed of trust indebtedness, it would have a material adverse effect on the Company's ability to collect on the BGC Note. If BGC is unable to make the final payment, the Company would have a loss of approximately $1,899,000 for which


4. RELATED PARTY TRANSACTIONS (CONTINUED):

   a.  (1)  continued

            $1,899,000 has been provided. The BGC Note is collateralized by approximately 1,280,000 shares of the Company's common stock.

            BGC is current in payment of monetary obligations under the note. The first trust deed holder has threatened to declare a default primarily as a result of the litigation between Mr. Anderson and the Anderson Parties and the Federal Deposit Insurance Corporation (the FDIC). In the event the first trust deed lender declares a default, the BGC Note will also be in default.

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

            In June 1996, the Company was informed that the Anderson Parties had reached a tentative agreement (the Agreement) regarding the Anderson Parties obligations to the FDIC. The Agreement was subject to final approval of the FDIC. As described below, the Company made a $250,000 loan to Golden State Trust, an Anderson Party, in connection with the Agreement of which $150,000 remains outstanding. See Notes 4a(3) and 7 of Notes to Consolidated Financial Statements. The Agreement provided that the judgment, in the original principal amount of approximately $33,700,000, held by the FDIC against the Anderson Parties would be sold to Golden State Trust. On August 27,1996, the Company was informed that the FDIC rejected the Agreement. The Company was further informed that on August 28, 1996, the United Stated District Court, District of Nevada, entered the Consent Judgment appointing Ronald L. Durkin, C.P.A. (the Receiver) as the permanent receiver over the assets of Mr. Anderson and the Anderson Parties to the extent and with the powers set forth in the Receivership Order.

            Included in the assets over which the receiver's powers extend are Mr. Anderson's beneficial ownership of 3,000,000 shares, or approximately 47.1% of the common stock of the Company. The balance of the shares owned beneficially by Mr. Anderson are pledged to the Company as collateral for the BGC Note. On February 4, 1997, the United States District Court, District of Nevada, terminated the receivership, discharged the receiver, and appointed a special liquidating master. Based on statements made by the FDIC representatives in public proceedings and court proceedings, the Company believes that it is the intent of the special liquidating master to sell the assets of the Anderson Parties that serve as collateral for the obligation to the FDIC on terms and conditions ordered by the Court, including the outstanding voting shares of the Company presently in possession of the FDIC. If the special liquidating master or the FDIC obtains court approval and the common shares are in fact sold to either persons or entities other than Mr. Anderson or entities controlled by Mr. Anderson, a change of control of the Company will occur. To the knowledge of the Company, the special liquidating master has not taken any overt steps to assert control, vote the shares, influence management of the Company, or otherwise, although no assurance can be given that such steps are not contemplated or imminent. In March 1997 the Anderson Parties filed a notice of appeal with respect to the U.S. District Court's February 4, 1997 ruling terminating and discharging the receiver and appointing a special liquidating master.

4. RELATED PARTY TRANSACTIONS (CONTINUED):

   a.  (1)  continued

            At the present time, the Company cannot predict the time or likelihood that such sale of shares or such change of control will occur, or whether other actions, proceedings or otherwise will occur that may block, impede or otherwise prevent or postpone such sale of shares or potential change of control.

            The actions of the special liquidating master may jeopardize the Anderson Parties ability to operate, including BGC which remains liable to the Company under the BGC Note. The Company is unable to predict what effect the outcome of the matters described above will have on the Company, or the payment of the BGC Note.

            The appointment of a special liquidating master may jeopardize the Anderson Parties' ability to operate, including BGC which remains liable to the Company under the BGC Note. The Company is unable to predict what effect the outcome of the matters described above will have on the Company.

       (2) For the years ended December 31, 1996, 1995 and 1994, $59,998, $49,278 and $58,134, respectively, was paid on behalf of Anderson for certain of Anderson's expenses, which payments were considered compensation to Anderson and were approved by the Company's Audit Committee. The Audit Committee approved payments on behalf of Mr. Anderson of up to $48,000 for the year 1997. The payments are subject to continuing review by the Audit Committee.

       (3) In connection with a proposed settlement agreement in June 1996, between the FDIC and the Anderson Parties, the Company loaned $250,000 to the Golden State Trust, an Anderson Party. The loan is evidenced by a note dated June 12, 1996, which bears interest at the rate of 12% per annum, payable monthly. A principal payment of $100,000 was paid on July 1, 1996. The balance of the principal and accrued interest was due on December 12, 1996. Due to the matters discussed in Note 4a(1), and the Company's belief that the note is uncollectible, the Company has provided a reserve of $150,000 against the balance of the note as of December 31, 1996. In addition, the Company ceased accruing interest on the loan in September 1996.

4. RELATED PARTY TRANSACTIONS (CONTINUED):

   a. (4) In July 1993, SHF entered into a three-year lease agreement with California Dehydrating Co. (Cal-Dehy, an Anderson Entity) whereby SHF leased a rice drying facility (the Drying Facility) located in West Sacramento, California, at an annual rental of $60,000. In February 1995, the Drying Facility was the subject of a foreclosure action which terminated the SHF lease. On March 1, 1995, the Company entered into a two-year lease with the new owner of the Drying Facility at an annual rental of $54,000. In November 1996, the Company informed the lessor that it was terminating the Drying Facility lease. In consideration for the payment of $75,000, the lessor agreed to accept the return of the Drying Facility, as is, and acknowledged that it had no claims of any kind or nature against SHF and released SHF from any and all obligations, except for payment of rent for the remainder of the lease term and any subsequent damage prior to the termination of the lease of the Drying Facility.

            On January 1, 1996, the Company entered into an agreement with Cal-Dehy whereby the Company would pay to Cal-Dehy $60,000 per year for the use of the Cal-Dehy name and a Covenant Not To Compete. The agreement, including the Covenant Not To Compete, is for a one-year period. The agreement expired on December 31, 1996. The Company does not intend to renew the agreement or the Covenant Not To Compete.

       (5) As reported in previous reports, the Company in 1993 made a $500,000 loan to an entity wholly-owned by Director Andrew Marincovich. See Annual Report on Form 10-K for the year ended December 31, 1995, Item
            1. "Business - Other Activities - Certain Loans - Directors." The Company was informed that the foreclosure sale of the El Dorado Vineyard property was completed during the second quarter of 1996.
            The Company was further informed that the foreclosure sale extinguished without payment to Andrew Marincovich all of his interest in the property or the proceeds thereof. The Company's non-recourse guarantee from Mr. Marincovich was limited to excess proceeds from such foreclosure sale. Therefore, the Company did not recover any of its funds pursuant to the guarantee.

5. INVENTORY OF REAL ESTATE HELD FOR DEVELOPMENT AND SALE:

                                                     1996        1995
     The Fairways (a)                             $  4,664     $  6,099
     White Ranch (b)                                 5,600        5,600
     Residential lots, North
      Las Vegas (c)                                    469          427
     Sam Hamburg Farm (d)                              146          146
     Other                                              40           40
                                                  $ 10,919     $ 12,312

5.   INVENTORY OF REAL ESTATE HELD FOR DEVELOPMENT AND SALE
     (CONTINUED):

     (a) The Company, through SHF, developed the 50 acres of residential land located at Rancho Murieta, California as a residential planned unit development known as "The Fairways". Rancho Murieta is a 3,500 acre master planned unit development located approximately 25 miles from Sacramento, California. Rancho Murieta consists primarily of single family homes, town houses, commercial property and two 18-hole championship golf courses, including country club facilities. The Fairways, located within the boundaries of one of the golf courses located at Rancho Murieta, was subdivided into 110 single-family estate lots. As of February 14, 1997, 55 lots remain unsold.

          In connection with its development of The Fairways, SHF was required to construct certain improvements that benefitted not only The Fairways, but other properties that lay outside of the boundaries of The Fairways (the Benefited Properties). The total cost of the improvements was $1,597,425, of which $276,088 is allocable to The Fairways and $1,321,337 is allocable to the Benefited Properties. SHF entered into an agreement (the Reimbursement Agreement) with the Rancho Murieta Community Services District which provides that SHF will be reimbursed the amount of the costs allocable to the Benefitted Properties, less approximately $176,500 of future costs that will be of benefit to The Fairways. The funds will be reimbursed to SHF out of proceeds of any subsequent community facilities district or by direct payment by subsequent developers of the Benefited Properties. SHF's right to reimbursement will expire in twenty years from September 1995. The Company is unable to predict what amount, if any, will be received under the Reimbursement Agreement.

          As part of the development of The Fairways, SHF entered into a Settlement Agreement Regarding Payment of Park Fees (the Park Fee Payment Agreement) regarding park fees that are payable to Rancho Murieta Association
          (RMA) on each developed lot. The Park Fee Agreement acknowledged that the total park fees owing to RMA were $173,238. SHF agreed to pay $17,323 upon signing the Park Fee Agreement with the balance payable ratably as the remaining lots were sold. In the event all of the lots are not sold by December 31, 1997, then any remaining amount due must be paid in full.

          As part of the Settlement Agreement with the Resolution Trust Corporation (the RTC) as Receiver for San Antonio Savings Association, all of the unsold lots in The Fairways are encumbered by a deed of trust in favor of the RTC. The deed of trust requires a $40,000 payment for the release of each of the encumbered lots. See
          Note 10 of Notes to Consolidated Financial Statements.

5.   INVENTORY OF REAL ESTATE HELD FOR DEVELOPMENT AND SALE
     (CONTINUED):

     (a)  continued

          On October 7, 1996, the Company signed a Purchase and Option Agreement with West Coast Properties, LLC (WCP) whereby WCP offered to purchase from the Company, 20 lots at The Fairways and obtain an option to purchase an additional 20 lots, with the intent of constructing single family residences on the lots purchased. On July 12, 1996, the Company signed a letter agreeing to modify the Purchase and Option Agreement (the New Agreement) between the Company and Murieta Investors, LLC (MI), formerly WCP. The New Agreement provides that MI will purchase from the Company 6 lots at The Fairways at $40,000 per lot plus payment of Park Fees applicable to the lots purchased. In addition, the Company may receive contingent consideration equal to 20% of the gross sales price of each residential dwelling sold less $40,000 (the Success Payments). Eight months after the purchase of the initial 6 lots, MI will be entitled to purchase a second group of 6 lots. An additional group of 6 lots may be purchased every 4 months thereafter until a total of 40 lots have been purchased. The initial payment for the second 6 lots purchased will be $40,000, plus payment of the applicable Park Fees and the Success Payments. The initial payment for all subsequent lots purchased will be $45,000, plus payment of the applicable Park Fees and the Success Payments. Therefore, beginning with the purchase of the third group of 6 lots, the Success Payments will be 20% of the gross sales price of each residential lot sold less $45,000. If MI sells any lot without constructing a residential dwelling thereon, the Company will receive 20% of the sale price without offset of the initial payment. The sale of the first 6 lots which closed on December 20, 1996, were recorded at the initial price of $40,000 per lot. In accordance with Statement of Accounting Financial Standards (SFAS) No. 66 "Accounting for Sales of Real Estate," no recognition was given to any Success Payments the Company may receive in the future, but the Company has recorded all costs associated with the lots, resulting in a recorded loss on the sale of the six lots.

     (b) The White Ranch consists of approximately 10,000 acres of agricultural land in which the Company has a 50% interest. The other 50% owner and the Company share equally in profits and losses on the operation and sale of the White Ranch. All of the 10,000 acres have been leased for the 1997 crop year. Tenants at the White Ranch generally pay a fixed cash rent plus a share rent. The amount of the share rent is based on the profitability of the crop grown. Tenants are required to pay all water usage charges applicable to the leased land.

5.   INVENTORY OF REAL ESTATE HELD FOR DEVELOPMENT AND SALE
     (CONTINUED):

     (b)  continued

          In February 1997, the Company entered into a Purchase Agreement (the Agreement) to sell the White Ranch for $6,000,000. The Agreement provides that the purchaser will make a $10,000 non-refundable deposit for a 90-day inspection period. The inspection period may be extended for an additional 90-day period upon the payment of an additional $10,000 non-refundable deposit. Terms of the sale are all cash at close of escrow. If the sale is consummated, net proceeds to the Company will be approximately $3,000,000. The sale is subject to, among other things, the buyer's ability to obtain financing. There can be no assurance that the buyer will be able to obtain financing or that the sale will close.

     (c) The Company owns 57 partially developed residential lots located in the City of North Las Vegas, Nevada.
          As part of the settlement with the RTC, 53 of the lots are encumbered by a deed of trust in favor of the RTC. The deed of trust requires a $6,000 payment for the release of each of the encumbered lots. See Note 10 of Notes to Consolidated Financial Statements. On February 21, 1997, the Company signed an agreement for the purchase and sale of all 57 lots for a total consideration of $661,800 plus reimbursement of water fees paid in the amount of $72,957. The sale is expected to close in the second quarter of 1997.

     (d) Sam Hamburg Farm consists of approximately 150 acres of agricultural property. Of the 150 acres, 40 acres contain the air strip and shop areas which are the focus of continuing attempts at chemical clean-up. See
          Note 13 for a detailed discussion concerning the removal of the toxic waste. The remaining 110 acres are leased to various tenants at an annual aggregate rental of approximately $20,000.

6.   PROPERTY AND EQUIPMENT AND ACCUMULATED DEPRECIATION AND
     AMORTIZATION:

                                                  1996         1995
                                                (Dollars in thousands)

     Land and land improvements                  $   159      $   159
     Building and improvements                     1,679        1,679
     Machinery and equipment                         265          241
                                                   2,103        2,079
     Less accumulated depreciation
      and amortization                             ( 425)        (325)

                                                 $ 1,678      $ 1,754

     In January 1996, the Company's Board of Directors authorized management to pursue the possibility of constructing a new drying facility adjacent to the rice storage facility in Yolo, County, California (the New Drying Facility).
       The cost of constructing the New Drying Facility is estimated to be approximately $1,800,000 including carrying costs. The Company has made a $47,484 deposit on a rice dryer in anticipation of constructing the New Drying Facility. Since the Company did not begin construction as originally scheduled, 50% of the deposit has been forfeited. However, the Company would receive credit for the balance of the deposit if construction of the New Drying Facility goes forward. Construction of the New Drying Facility is subject to various governmental approvals and the ability of the Company to obtain adequate financing. The Company has signed a financing commitment which, if funded, would provide approximately 65% or $1,150,000, whichever is less, of the construction funds to build the New Drying Facility. The commitment is subject to final review and credit approval by the lender and execution of mutually acceptable documentation. No assurance can be given that the Company will receive the necessary approvals or adequate financing. It is anticipated that construction of the New Drying Facility would begin in the second or third quarter of 1997. The Company is unable to predict whether the New Drying Facility will be completed in time for the 1997 rice drying season. If the New Drying Facility is not completed in time for the 1997 rice drying season, and the Company wants to continue drying rice in 1997, it will be necessary to attempt to negotiate a new lease for the West Sacramento drying facility. The Company is unable to predict if a new lease can be obtained for the West Sacramento drying facility or what the terms and conditions of such a lease would be. In the event the Company does not proceed with the construction of the New Drying Facility, the Company will lose the balance of its deposit.

7.   LONG-TERM NOTES RECEIVABLE:
                                                   1996         1995
                                                  (Dollars in thousands)
    Related parties
     BGC, including interest                    $   2,296    $   2,693
      Less allowance                               (1,899)      (1,566)
     Golden State Trust                               150
      Less allowance                                 (150)
                                                      397        1,127
    Real estate
     Various real estate notes,
      collateralized by deeds
      of trust with interest
      ranging from 8% to 10% (a)                      928        1,223

                                                $   1,325    $   2,350

  (a) Included in the "various real estate notes" is approximately $564,160 resulting from the sale of lots at The Fairways which notes are subject to a collateral assignment in favor of the RTC. See Note 10 of Notes to Consolidated Financial Statements. "Various real estate notes" also includes a note in the approximate amount of $224,000 which resulted from the sale of the Willows Ranch investment as discussed in Note 8c of Notes to Consolidated Financial Statements.

8.   INVESTMENTS:
                                                   1996         1995
                                                 (Dollars in thousands)
     Investments at cost, net of
      valuation allowances, consist of:

      Solano County Option (a)                    $ 1,045      $ 1,045

      Pine Ridge Joint Venture (b)                    572          576
      Less reserve                                   (572)        (531)
      Partnership, Willows Ranch (c)                               406

      Steadfast Cattle Company (d)                     84           64
      Less reserve                                    (84)
      Other                                             4            6
                                                  $ 1,049      $ 1,566

8.   INVESTMENTS (CONTINUED):

     (a) The Company has an option (the Solano County Option) to acquire approximately 1,690 acres of farm land located in Solano County, California. The Company acquired the Solano County Option as part of a settlement agreement between BGC, an Anderson Entity, a financial institution and MRI. The purchase price of the Solano County Option was $1,043,902. The Solano County Option provides that the Company can purchase the 1,690 acres at a price of $3,000,000. The Company will receive a credit of $1,000,000 against the purchase price. The option expires on May 1, 2003. Upon certain conditions and the consent of the first lien holder on the Maxim and the Nevada Gaming Control Board, MRI can require BGC to repurchase the Solano County Option (the Repurchase Agreement). The Repurchase Agreement expires on the earlier of: (i) May 1, 2002 or (ii) 1 year prior to the date the option agreement expires. The owner of the property under option has informed the Company that it may not be able to make the payment due on the first mortgage lien which had a balance due of approximately $1,356,000 as of December 31, 1996. The Company and the owner are attempting to negotiate a solution, which could include the Company exercising its option at a price that is less than the option price stated in the Option Agreement. If the Company is unable to renegotiate the option price, the Company may make the payment to the mortgage lien holder in order to protect its investment in the Solano County Option. The Company is unable to predict what the outcome of this matter will be.

     (b) In June 1993, MRI entered into a joint venture known as Pine Ridge Joint Venture (PRJV) with AJD, a Nevada limited partnership, for the purpose of developing approximately 92 single-family residences in Clark County, Nevada. The development was scheduled to be completed in two phases consisting of 32 residences which were to be completed in the first phase and the balance to be completed in the second phase. See Note 5 of Notes to Consolidated Financial Statements regarding the disposition of 57 of the PRJV lots. On October 10, 1996, the last remaining house in Phase I was sold, thereby effectively terminating PRJV.

     (c) In May 1990, the Company made a loan to William Maddocks, et al, a Central California real estate investment group, (Maddocks) in the principal amount of $1,000,000. The loan was collateralized by real property in northern California. Maddocks paid all but $315,000 of the loan. In 1992, the Company and Maddocks formed a partnership called Willows Ranch.
          The Company's contribution was the balance remaining on the original $1,000,000 loan and Maddocks contributed the net equity in the real estate that served as collateral for the Company's loan.

8.   INVESTMENTS (CONTINUED):

     (c)  continued

          In November 1995, Maddocks and the Company agreed to sell the Willows Ranch property for a price of $835,000. The sale closed on February 5, 1996. Out of the sale proceeds, the Company received cash of approximately $209,000 and a 91.90% interest in a note in the amount of $243,430.

     (d) In July 1995, the Company's Board of Directors authorized the Company to invest up to $200,000 for a 50% interest in a cattle feeding operation with an unrelated third party. The parties formed a Limited Liability Company named Steadfast Cattle Company (Steadfast). Steadfast's primary operation was feeding cattle, owned by others, on leased land located in Gonzales, California.

          The cattle feeding operation was not successful and, therefore, the Company discontinued funding the operations of Steadfast. Without funding from the Company, Steadfast was unable to continue its operations. As of December 31, 1996, all operations at the feed lot have ceased. The effect of the Steadfast operations, and its discontinuance, on the Company's financial statements have been immaterial. In connection with its investment in Steadfast, the Company purchased equipment costing approximately $200,000 for use in the Steadfast operation. As of December 31, 1996, the equipment had a carrying value of approximately $160,000. The Company is currently attempting to sell the equipment it purchased for the feed lot operation. The Company estimates that the sale of the equipment will result in a loss of approximately $10,000 which has been accrued. However, it is possible that the estimated amount of the loss could increase if the Company is unable to sell the equipment within a reasonable amount of time.

9.   RESOLUTION OF SASA DISPUTE:

     On October 24, 1995, the Company, along with Continental,
       MRI and SHF, entered into a Settlement, Release and Loan Modification Agreement (the Settlement Agreement) with the RTC in connection with the SASA Obligation. The Settlement Agreement became effective December 6, 1995. Pursuant to the Settlement Agreement and as full payment of the SASA Obligation, (i) Continental transferred the San Diego Property to the RTC in consideration of $1,500,000 credit against the SASA Obligation, (ii) the Company paid $290,000 to the RTC, and (iii) the Company delivered a secured promissory note to the RTC (the RTC Settlement Note) in the amount of $2,710,000. See Note 10 of Notes to Consolidated Financial Statements for a detailed discussion of the terms of the RTC Settlement Note.

10.  LONG-TERM DEBT AND CAPITALIZED LEASE OBLIGATIONS:

     Long-term debt and capitalized lease obligations consists of the following at December 31:

                                                  1996        1995
                                               (Dollars in thousands)

     RTC Settlement Note                        $   1,784    $  2,590
     RMA                                               93         114
     Capitalized lease obligation                      57          72
     Other                                             21          21
                                                $   1,955    $  2,797

     Five year maturities of long-term debt are as follows:

                                            (Dollars in thousands)
                                     Long term    Capitalized
                                       debt    Lease Obligation   Total
     1997                            $     95     $    15     $    110
     1998                                   2          18           20
     1999                                   3          24           27
     2000                               1,787                    1,787
     2001                                   3                        3
     Thereafter                             8                        8
                                     $  1,898     $    57     $  1,955

     The amount due RMA is for payment of park fees, is non-interest bearing and is collateralized by a first deed of trust on The Fairway lots. Principal payments, in the approximate amount of $1,700 per lot, are paid upon the close of escrow of each sale of a lot in The Fairways. If on December 31, 1997, any lots remain unsold, then the balance of the amount due becomes payable in full.

     The capitalized lease obligation is payable in monthly installments of approximately $1,890 including interest at an effective rate of approximately 16%. The lease is collateralized by a security interest in equipment formerly used in the Steadfast cattle feeding operation.

     Other long-term debt consists of an unsecured note payable in annual installments of $5,000 including interest.

10.  LONG-TERM DEBT AND CAPITALIZED LEASE OBLIGATIONS
     (CONTINUED):

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

     The note is collateralized by the following:

     a. A deed of trust with an assignment of rents (Nevada Deed of Trust) with SHF. The Nevada Deed of Trust encumbers 53 partially improved residential lots located in North Las Vegas, Nevada. SHF is entitled to the release of a lot upon the payment of $6,000 to the RTC for each lot released. The RTC will apply such payments to the outstanding principal due on the note.

     b. A deed of trust with an assignment of rents (Rancho Murieta Deed of Trust) with SHF. The Rancho Murieta Deed of Trust encumbers approximately 56 finished residential lots at December 31, 1996 located at The Fairways. SHF is entitled to the release of a lot upon the payment of $40,000 to the RTC for each lot released. The RTC will apply such payments to the outstanding principal due on the note.

     c. A collateral assignment of purchase money promissory notes (The Promissory Notes) secured by deeds of trust (Collateral Assignment) with SHF as pledgor and the RTC as pledgee. The Collateral Assignment provides for SHF to assign to the RTC the promissory notes and deeds of trust in the approximate principal amount of $725,000 ($564,000 as of December 31, 1996). Principal collections on the Promissory Notes will be remitted to the RTC for application to the outstanding principal due on the note.

11.  SHAREHOLDERS' EQUITY:

     The Company is authorized to issue 10,750,000 shares of $0.50 par value Preferred shares. The Company gave authority to its Board of Directors to issue such Preferred shares in one or more series, and to fix the number of shares in each series, and all designations, relative rights preferences and limitations of the shares issued in each series. As of December 31, 1996, the Board of Directors has not exercised the authority granted, and no such Preferred shares have been issued except for the 10,512 shares of Series B, $7.50 cumulative Preferred of which 902 shares are held as Treasury stock.


11.  SHAREHOLDERS' EQUITY (CONTINUED):

     Dividends on the Company's Series B Preferred stock have not been paid since the first quarter of 1982. The Company is in arrears on such dividends in the amount of approximately $1,100,000 as of December 31, 1996.

12.  MINORITY INTEREST:

     The minority interest consists of the investment of $2,800,000 made by the other 50% owner of the White Ranch. The minority interest is increased or decreased by the other 50% owner's share of profits or losses attributable to the operations of the White Ranch. These amounts were previously included in accounts receivable or accounts payable.

13.  CONTINGENCIES:

     a. As of December 31, 1996, there were no material legal proceedings pending against the Company.

     b. SHF was advised of possible contamination on two sites at Sam Hamburg Farm, a storage facility for diesel fuels and an old airstrip which had been used for the loading and fueling of aircraft applying agricultural chemicals to the surrounding farm lands. The Company has completed the cleanup relating to the diesel storage tanks at a cost of approximately $100,000.

          The Company has disposed of a large amount of the contaminated earth at an approved site for the storage of toxic wastes. However, 5,000 cubic yards of contaminated earth (previously thought to be 4,000 cubic yards) still remain to be disposed of. The Company, through its chemical and toxic clean-up consultant, has been working with the California State Environmental Protection Agency, in seeking alternate means to the disposal in toxic dump sites of chemical and toxics-laden soil. The State has participated in the funding of several projects by a number of chemical treatment firms in efforts to try other detoxification methods on the soil.

          Because of the ongoing testing, the State has not imposed a disposal date upon the Company. Cost of disposal is estimated at $100 per cubic yard. However, if on-site remediation can be achieved, it is estimated that the cost will be between $90,000 and $115,000.
          The Company is unable to predict when the ongoing testing will be complete or what the outcome of these tests will be. As of December 31, 1996, the Company has paid approximately $500,000, including the $100,000 expended for the diesel storage tank, and accrued an estimated $174,000 relating to the balance of the clean-up of the contaminated earth. That estimate could change as the remediation work takes place.

13.  CONTINGENCIES (CONTINUED):

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

     d. As more fully described in Note 4a(1), Mr. Anderson and the Anderson Parties are involved in litigation with the FDIC, the result of which could cause a sale of the pledged assets of the Anderson Parties. Such a sale of the Anderson Parties assets would have an adverse effect on the Company's ability to collect the BGC Note, and in addition, would result in a change in control of the Company.

14.  TAXES:

     The Company and its subsidiaries file a consolidated federal income tax return.

     Deferred tax assets (liabilities) are comprised of the following at December 31, 1996 and 1995:

                                                   1996         1995
                                                 (Dollars in thousands)
     Loan reserves                              $     697    $     536
     Accounts receivable reserves                      48            8
     Investment reserves                                           195
     Real estate reserves                             480          382
     Loss carryforwards                            15,337       14,702
     Other                                              2            4
       Gross deferred tax assets                   16,564       15,827
       Deferred tax assets
         valuation allowance                       16,553      (15,810)
                                                       11           17

     Marketable securities
      valuation allowance                             (11)         (17)
       Gross deferred tax
         liabilities                                  (11)         (17)
     Net deferred tax assets                    $       0     $      0

14.  TAXES (CONTINUED):

     A reconciliation of the changes in deferred tax assets valuation allowance for 1996 and 1995 is as follows:

                                                   1996         1995
                                                (Dollars in thousands)

     Write-off of installment
      notes receivable                          $             $     73
     Tax recognition of real estate
      basis difference                                             117
     Tax recognition of passive loss                                (7)
     Book marketable securities
      unrealized (gain) loss                            6          (10)
     Current year loss carryforwards                  635          130
     (Decrease) increase in loan reserves             161       (1,018)
     (Decrease) increase in accounts
      receivable reserves                              40          (53)
     Book reserve of investments loss                (197)          54
     Book reserve of real estate loss                  98           97
     Change in deferred tax asset
      valuation allowance                             743         (617)
     Deferred tax assets valuation
      allowance, beginning of year                 15,810       16,427
     Deferred tax assets valuation
      allowance, end of year                    $  16,553    $  15,810


     A reconciliation of the federal statutory tax rate to the effective tax rate for 1996, 1995 and 1994, is as follows:

                                           Percentage of pre-tax income
                                            1996        1995         1994

     Federal statutory rate               (34.00%)     34.00%      (34.00%)
     Net operating loss applied                       (18.38%)
     Debt discharges and other            (15.52%)    (21.55%)
     Non-deductible items:
       Loss reserves                       45.41%       0.03%       21.91%
       Valuation adjustments                8.75%       0.03%       12.22%
       Other                               (4.64%)      5.88%       (0.13%)
                                            0.00%       0.01%        0.00%

14.  TAXES (CONTINUED):

     The Company has the following net operating loss carryovers available for income tax reporting purposes:

           Year of expiration           (Dollars in thousands)
                 2001                            $10,337
                 2003                             22,034
                 2004                              1,908
                 2005                              1,896
                 2006                              3,550
                 2007                                825
                 2008                              2,425
                 2009                                604
                 2011                              1,529

     As more fully described in Note 4a(1), a change in control of the Company could take place. If such a change in control were to take place, it would have an effect as to when and as to the amount of net operating losses that the Company could use to offset future taxable income in any given year. This annual limitation, to the extent not used in any given taxable year, may be carried forward and added to the limitation of subsequent years.

     A subsidiary has not paid State of New Jersey income taxes since 1980 due to a dispute with the taxing authorities over the method of determining the tax liability. In 1983, judgments were entered in favor of the State amounting to $247,000 exclusive of interest and penalties for which the Company believes adequate provision has been made in the consolidated financial statements.

15.  EXTRAORDINARY ITEM:

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

15.  EXTRAORDINARY ITEM (CONTINUED):

     A reconciliation of the extraordinary item as shown in the Consolidated Statements of Income (Loss) with the supplemental schedules of non-cash investing and financing activities as shown in the Consolidated
       Statements of Cash Flow for the year ended December 31, 1995 is as follows:

       Non-cash gain from extraordinary items--
          Settlement of liabilities                               $8,619,000

       Less: Cash paid for legal fees                               (190,000)
             Tax effects                                             (80,000)
             Cash paid for miscellaneous
               expenses                                               (3,000)

       Extraordinary item -- net
         of tax effect                                            $8,346,000

16.  SEGMENT INFORMATION:

     The Company operates in two principal business segments:
       Real estate investments (development and sale of residential lots and rental of agricultural land), and agricultural (drying and storing rice).

     The Company's real estate segment sells completed residential lots primarily to builders of custom homes and to the general public located in and around the greater Sacramento, California area. The agricultural properties are leased to farmers in the area where the agricultural properties are located.

     The agricultural segment dries harvested rice over a two month period (approximately September 15 to November 15) and stores, for a fee, the dried rice (or other grains) until it is removed by the owner. The Company dries and stores rice for principally one customer, Farmers Rice Co-operative (Farmers). Farmers accounts for approximately 98% of the rice drying and storage revenues. If the Company were to lose Farmers as a customer, it would have a material adverse effect on the drying and storage operation.

16.  SEGMENT INFORMATION (CONTINUED):

     Following is a summary of segmented information for 1996, 1995, and 1994:



                                           1996       1995       1994
     Net revenues from
      unaffiliated customers:
      Real estate:
       Sale of residential
        lots                           $  1,128   $  1,901    $  1,558
       Land rent                            948        485         871
       Rice drying and
         storage revenue                    787        752         774
                                       $  2,683   $  3,138    $  3,203
     Income (loss) from
      operations:
       Real estate                     $   (254)  $   (482)   $    195
       Rice drying and
        storage                             (42)       162         152
                                           (296)      (320)        347

       Corporate operating
         expense                         (1,496)    (1,537)     (2,221)
       Other income (expense)               100       (205)        687
       Income taxes                                    (13)         (8)
       Minority interest                    (97)

     Loss before extraordinary
      item as reported in the
      accompanying consolidated
      statement of
      income (loss)                   ($  1,789) ($  2,075)  ($  1,195)


                                                    1996         1995
     Identifiable assets
       Real estate                                $ 10,919    $ 12,312
       Rice drying and storage                       1,836       1,894
       General corporate assets                      4,371       5,321
     Total assets as reported
      in the accompanying
      consolidated balance sheets                $  17,126   $  19,527

17.  COMPUTATION OF PER SHARE EARNINGS (LOSS):

     Earnings (loss) per share for the years ended December 31, 1996, 1995 and 1994 were computed as follows:

                                         1996       1995       1994

     Weighted average
      number of shares
      outstanding                     6,375,096  6,429,822   6,460,096

     Net loss for the year
      before extraordinary
      item                            $          $  (2,075)  $
     Extraordinary item                              8,346
     Net income (loss)
      for the year                       (1,789)     6,271      (1,195)
     Dividends applicable
      to preferred shares                    72        (72)        (75)
     Net income (loss)
      used for computing
      net earnings (loss)
      per common share                 $ (1,861)  $  6,199   $  (1,270)

     Net earnings (loss)
      per common share                 $   (.29)  $    .97   $    (.20)


                                DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES
                        SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                                         December 31, 1996
                                                                                                              SCHEDULE II
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

    Allowance for doubtful
      accounts:


      Long-term notes receivable -
       related party          $1,566         $483                                       $2,049

      Accounts receivables        23          118                                          141


                              $1,589         $601                                       $2,190



          (1)  Bad debt recovery

                                                           S-1







                                DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES
                        SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                                         December 31, 1995
                                                                                                                     SCHEDULE II
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

    Allowance for doubtful
      accounts:


      Notes Receivable -
       Director                $427         $382           $72(2)       ($881)(1)             $0

      Long-term notes receivable -
       related party          2,967                         41(2)      (1,442)(1)          1,566

      Accounts receivables                    23                                              23

      Long-term notes
       receivable             1,174                         61(2)      (1,235)(1)              0


                             $4,568         $405          $174        ($3,558)            $1,589




          (1)  Credit to related notes receivable

          (2)  Interest income

                                                           S-2



                                DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES
                          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                                 December 31, 1994
                                                                                          SCHEDULE II
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



          (1)  Write off against allowance

          (2)  Interest income

          (3)  Bad debt recovery


                                                           S-3





                      DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES

                  SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                    December 31, 1996
                                                                                                  SCHEDULE III

    COLUMN A                                           COLUMN B                         COLUMN C

                                                                                 Initial cost to Company

                                                                                              Buildings
                                                                                                 and
    Description                                              Encumbrances           Land     Improvements

    REAL ESTATE HELD FOR SALE                                         (D o l l a r s  i n  T h o u s a n d s)
    Approximately 110 residential lots          Deed of Trust in
     located in Rancho Murieta, California      favor of Resolution
     (The Fairways)                             Trust Corporation (2)     $1,784
                                                Deed of Trust in
                                                favor of Rancho
                                                Murieta Association           93     $3,880

    Approximately 80 acres of unimproved
     land located in Auburn, California                                                  40

    7 partially improved residential lots       Deed of Trust in
     located in North Las Vegas, Nevada         favor of Resolution
                                                Trust Corporation (2)                   469


    Approximately 10,000 acres located in Kings
     and Tulare County, California                                (4)                 5,600

    Approximately 4,600 acres located in Fresno
     and Merced County, California                                                    1,866
                                                                           1,877     11,855
    REAL ESTATE INCLUDED IN PROPERTY,
    PLANT AND EQUIPMENT
    Rice storage facility located in Yolo County,
     California                                                                         159         1,678

                                                                          $1,877    $12,014        $1,678


    COLUMN A                                           COLUMN D                                COLUMN E
                                                Costs capitalized subsequent     Gross amount at which carried
                                                    to acquisition               at close of period (Note 1)

                                                                                              Buildings
                                                                       Carrying                  and
    Description                                      Improvements        costs      Land     Improvements    Total

    REAL ESTATE HELD FOR SALE
    Approximately 110 residential lots
     located in Rancho Murieta, California
     (The Fairways)


                                                           $6,837                  $4,664                   $4,664

    Approximately 80 acres of unimproved
     land located in Auburn, California                                                40                       40
    7 partially improved residential lots
     located in North Las Vegas, Nevada
                                                                                      469                      469


    Approximately 10,000 acres located in Kings
     and Tulare County, California                                                  5,600                    5,600

    Approximately 4,600 acres located in Fresno
     and Merced County, California                                       276          146                      146
                                                            6,837        276       10,919                   10,919

    REAL ESTATE INCLUDED IN PROPERTY,
    PLANT AND EQUIPMENT
    Rice storage facility located in Yolo County,
     California                                                                       159         1,678      1,837

                                                           $6,837       $276      $11,078        $1,678    $12,756



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

                                                                                                Life on which
                                                                                               depreciation in
                                                                                                latest income
                                                     Accumulated        Date of        Date      statement is
    Description                                      depreciation     construction    acquired     computed

    REAL ESTATE HELD FOR SALE
    Approximately 110 residential lots
     located in Rancho Murieta, California
     (The Fairways)


                                                                                      01/31/90

    Approximately 80 acres of unimproved
     land located in Auburn, California                                               03/08/94

    7 partially improved residential lots
     located in North Las Vegas, Nevada
                                                                                     1995-1996


    Approximately 10,000 acres located in Kings
     and Tulare County, California                                                      1989

    Approximately 4,600 acres located in Fresno
     and Merced County, California                                                    03/23/88


    REAL ESTATE INCLUDED IN PROPERTY,
    PLANT AND EQUIPMENT
    Rice storage facility located in Yolo County,
     California                                              359         1985         11/14/90   10-31 years

                                                            $359


                                                                    December 31,
                                                             1996       1995       1994
    Accumulated Depreciation
    Reconciliation:
     Balance-beginning of period                              $301       $243       $185
     Additions during period:
      Provision for depreciation                                58         58         58


     Balance - end of period                                  $359       $301       $243






                                                                    December 31,
                                                             1996       1995       1994

    Reconciliation:
     Balance-beginning of period                           $11,348    $12,920    $13,872
     Additions during period:
      Improvements                                                         17        239
      Other acquisitions                                     2,841        427         40
                                                            14,189     13,364     14,151
    Deductions during period:
     Cost of sales                                           1,143      1,732      1,231
     Valuation allowance (3)                                   290        284


     Balance - close of period                             $12,756    $11,348    $12,920




    Note 1 The cost basis for Federal Income Tax purposes is the same as for financial reporting purposes.

    Note 2 The Deed of Trust in favor of the Resolution Trust Corporation encumbers both properties in the total amount of $1,784.

    Note 3 Valuation allowances have been provided against the lots in Rancho
           Murieta. The purpose of the valuation allowance was to reduce the carrying value to estimated market value.

    Note 4 50% owned by an unrelated third party.



                             DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES
                              SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE

                                                                 DECEMBER 31, 1996
                                                                                                    SCHEDULE IV
                      COLUMN A                      COLUMN B     COLUMN C     COLUMN D




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

    Collateralized by Real Estate:
       Ahmad

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

                      COLUMN A                      COLUMN E     COLUMN F     COLUMN G     COLUMN H
                                                                                            Principal
                                                                                            Amount of
                                                                                              Loans
                                                                                Carrying    Subject to
                                                                     Face      Amount of    Delinquent
                                                     Prior        Amount of    Mortgages    Principal
                     Description                     Liens        Mortgages     (Note 3)   or Interest

    Collateralized by Sam Hamburg Farm Property:
       Delgado                                        None         $50,099      $40,079           $0
       ATB Packing                                    None         126,737       82,380            0
                                                    Subtotal       176,836      122,459            0
    Collateralized by Real Estate:
       Ahmad                                                       432,630      224,000

    Collateralized by the Fairways Property:
       Consolidated Kapital, Inc.                     None         164,160      164,160            0
       Martin, Chandler T. & Debra L.                 None          70,000       70,000       70,000
       Duerr Family Revocable Trust                   None         193,800      193,800            0
       James, Raymond L. & Cheryle                    None          79,200       79,200            0
       Parks, James P. & Dale A.                      None          57,000       57,000            0

                                                    Subtotal       564,160      564,160       70,000

                                                     TOTAL      $1,173,626     $910,619      $70,000


                                                                 12/31/96

    Balance at Beginning of Period                              $1,086,920
      Additions During Period:
       New Mortgage Loans                                          432,630

                                                                 1,519,550

      Deduction During Period:
       Reclassified to investments                                 119,958
       Collections of Principal                                    488,973

    Balance at End of Period                                    $  910,619


    Note 1 - Interest Payable Quarterly - Principal payable in 5 equal annual installments.
    Note 2 - Principal and interest payable quarterly until maturity.
    Note 3 - Interest payable monthly until maturity.
    Note 4 - Subject to a collateral assignment in favor of the Resolution Trust Corporation as Receiver for San Antonio Savings Association, F.A.
    Note 5 - Mortgage loans collateralized by the Fairways Property do not include accrued interest.






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

10.20 Pine Ridge Joint Venture Agreement dated June 1993, by and between AJD and M & R Investment Company,
         Inc., is incorporated herein by reference to Dunes
         Hotels and Casinos Inc. Annual Report on Form 10-K
         (file no. 1-4385) for the year ended December 31, 1993, Part IV, Item 14(a)(3), Exhibit 10.20. Pine
         Ridge Joint Venture -- Joint Venture Meeting--
         November 10, 1994, discussing additional capital requirements for the continuing operations of Pine
         Ridge Joint Venture and equity increases to M&R
         Investment Company, Inc. related thereto, is incorporated herein by reference to Dunes Hotels and Casinos Inc. Annual Report on Form 10-K (file no. 1-4385) for the year ended December 31, 1994, Part IV,
         Item 14(a)(3), Exhibit 10.20.

10.21 Letter dated March 28, 1994 from M&R Investment Company, Inc. to Michael Shipsey and Tri-Star International Development regarding purchase of a 25% interest of Tri-Star International Development's 50% interest in Arroyo Grande Joint Venture Agreement of distributable cash; and Letter dated July 29, 1994 from Dennis L. Kennedy of Lionel Sawyer & Collins to Tri-Star International Development regarding termination of Tri-Star International Development's interest in the Arroyo Grande Joint Venture, are incorporated herein by reference to Dunes Hotels and Casinos Inc. Annual Report on Form 10-K (file no. 1-4385) for the year ended December 31, 1994, Part IV, Item 14(a)(3),
         Exhibit 10.21.

10.22 Agreement dated January 1, 1996, by and between California Dehydrating Company, Inc. and SHF Acquisition Corporation regarding use of the California Dehydrating name and a Covenant Not to Compete is incorporated herein by reference to Dunes Hotels and Casinos Inc. Annual Report on Form 10-K (file no. 1-4385) for the year ended December 31, 1995, Part IV, Item 14(a)(3), Exhibit 10.22.

10.23 Commercial Premises Lease dated March 1, 1995, by and between Pheasant Investment Corporation and SHF Acquisition Corporation regarding the lease of the rice drying facility in West Sacramento, California is incorporated herein by reference to Dunes Hotels and Casinos Inc. Annual Report on Form 10-K (file no. 1-4385) for the year ended December 31, 1995,
         Part IV, Item 14(a)(3), Exhibit 10.23.

10.24 Reimbursement Agreement dated September 20, 1995, by and between Rancho Murieta Community Services District and SHF Acquisition Corporation regarding the amount of the reimbursement due SHF for excess work done at The Fairways at Rancho Murieta that will benefit other properties within the boundaries of Rancho Murieta is incorporated herein by reference to Dunes Hotels and Casinos Inc. Annual Report on Form 10-K (file no. 1-4385) for the year ended December 31, 1995, Part IV, Item 14(a)(3),
         Exhibit 10.24.

10.25 Assignment of promissory note in the original principal amount of $57,000 made by James P. Parks and Dale A. Parks in favor of SHF Acquisition Corporation; Promissory Note dated February 13, 1995, made by James P. Parks and Dale A. Parks in favor of SHF Corporation; Deed of Trust dated February 13, 1995, made by James P. Parks and Dale
         A. Parks is incorporated herein by reference to Dunes Hotels and Casinos Inc. Annual Report on Form 10-K (file no. 1-4385) for the year ended December 31, 1995, Part IV, Item 14(a)(3), Exhibit 10.25.

10.26 Assignment of promissory note in the original principal amount of $70,000 made by Chandler T. Martin and Debra L. Martin in favor of SHF Acquisition Corporation; Promissory Note dated March 2, 1992, made by Chandler T. Martin and Debra L. Martin in favor of SHF Acquisition Corporation; Letter dated April 6, 1994, extending the due date of the note to March 10, 1998; Deed of Trust dated March 2, 1992, made by Chandler T. Martin and Debra
         L. Martin is incorporated herein by reference to Dunes Hotels and Casinos Inc. Annual Report on Form 10-K (file no. 1-4385) for the year ended December 31, 1995, Part IV, Item 14(a)(3), Exhibit 10.26.

10.27 Assignment of promissory note in the original principal amount of $164,160 made by Consolidated Kapital, Inc. in favor of SHF Acquisition
         Corporation; Promissory Note dated January 24, 1992, made by Consolidated Kapital, Inc in favor of SHF Acquisition Corporation; Deed of Trust dated January
         24, 1992, made by Consolidated Kapital, Inc. is incorporated herein by reference to Dunes Hotels and Casinos Inc. Annual Report on Form 10-K (file no. 1-4385) for the year ended December 31, 1995, Part IV,
         Item 14(a)(3), Exhibit 10.27.

10.28 Assignment of promissory note in the original principal amount of $85,360 made by William A. Brown in favor of SHF Acquisition Corporation; Promissory Note dated April 6, 1995, made by William A. Brown in favor of SHF Acquisition Corporation; Deed of Trust dated April 6, 1995, made by William A. Brown is incorporated herein by reference to Dunes Hotels and Casinos Inc. Annual Report on Form 10-K (file no. 1-4385) for the year ended December 31, 1995,
         Part IV, Item 14(a)(3), Exhibit 10.28.

10.29 Assignment of promissory note in the original principal amount of $76,000 made by John P. Xepoleas and Monterey A. Xepoleas in favor of SHF Acquisition Corporation; Promissory Note dated March 10, 1995, made by John P. Xepoleas and Monterey A. Xepoleas in favor of SHF Acquisition Corporation; Deed of Trust dated March 10, 1995, made by John P. Xepoleas and Monterey A. Xepoleas is incorporated herein by reference to Dunes Hotels and Casinos Inc. Annual Report on Form 10-K (file no. 1-4385) for the year ended December 31, 1995, Part IV, Item 14(a)(3),
         Exhibit 10.29.

10.30 Assignment of promissory note in the original principal amount of $193,800 made by T. E. Duerr and
         P. A. Duerr, Trustees of the Duerr Family Revocable Trust dated October 14, 1987, in favor of SHF Acquisition Corporation; Promissory Note dated July 22, 1992, made by T.E. Duerr and P. A. Duerr, Trustees of the Duerr Family Revocable Trust in favor of SHF Acquisition Corporation; Deed of Trust dated July 22, 1992, made by T.E. Duerr and P. A. Duerr, Trustees of the Duerr Family Revocable Trust is incorporated herein by reference to Dunes Hotels and Casinos Inc. Annual Report on Form 10-K (file no. 1-4385) for the year ended December 31, 1995,
         Part IV, Item 14(a)(3), Exhibit 10.30.

10.31 Assignment of promissory note in the original principal amount of $79,000 made by Raymond L. James and Cheryle James in favor of SHF Acquisition Corporation; Promissory Note dated December 7, 1994, made by Raymond L. James and Cheryle James in favor of SHF Acquisition Corporation; Deed of Trust dated December 7, 1994, made by Raymond L. James and Cheryle James is incorporated herein by reference to Dunes Hotels and Casinos Inc. Annual Report on Form 10-K (file no. 1-4385) for the year ended December 31, 1995, Part IV, Item 14(a)(3), Exhibit 10.31.

10.32    Installment Note dated January 17, 1996, made by
         Mukhtar Ahmad and Nazra P. Ahmad in favor of Willows
         Ranch Group, consisting of SHF Acquisition
         Corporation and 500 First Street wherein SHF
         Acquisition Corporation has a 91.90% interest is incorporated herein by reference to Dunes Hotels and Casinos Inc. Annual Report on Form 10-K (file no. 1-4385) for the year ended December 31, 1995, Part IV,
         Item 14(a)(3), Exhibit 10.32.

10.33 Purchase and Option Agreement by and between SHF Acquisition Corporation and West Coast Properties, LLC, undated, regarding the sale of 20 lots and an option to purchase an additional 20 lots at The Fairways is incorporated herein by Dunes Hotels and Casinos Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, Part II, Item 6,
         Exhibit 10.01.

10.34 Letter dated July 12, 1996 from Murieta Investors regarding Amended Purchase Agreement is incorporated herein by reference to Dunes Hotels and Casinos Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, Part II, Item 6, Exhibit 10.01

10.35 Promissory note dated June 12,1996, between Golden State Trust and M & R Investment Company, Inc.; Assignment of Rights to Payments, Consent to Assignment between Baby Grand Corp. and M & R Investment Company, Inc.; Loan Agreement and Assignment between M & R Investment Company Inc. and Golden State Trust is incorporated herein by reference to Dunes Hotels and Casinos Inc. Quarterly Report on Form 10-Q for the quarter ended June 30,1996, Part II, Item 6, Exhibit 10.02.

10.36 Real Estate Option Agreement dated September 27, 1996, wherein M&R Investment Company, Inc. granted an Option to MARCOR PARTNERSHIP, a general partnership, an Option to acquire M&R Investment Company, Inc's 66.667% interest in 2.16 acres of industrial property in Las Vegas, Nevada;
         Memorandum Of Option for the purpose of recordation.

10.37 Purchase Agreement dated February 27, 1997 by and between Dana C. Hair ("Buyer") and Southlake Acquisition Corporation, a Nevada Corporation, and Jim Joseph, as Trustee of The Joseph Revocable Trust, each as to an undivided 1/2 interest wherein Buyer agrees to buy the property, more commonly known as The White Ranch for $6,000,000; Exhibit "A" to purchase agreement, Legal description of the property; Exhibit "B", there are no items in Exhibit B; Exhibit "C", there are no items in Exhibit "C"; Exhibit "D", (i) Copy of a Field Tenant Lease dated January 5, 1997, between Southlake Acquisition Corporation and Phoenix Farming Company (ii) Copy of a Field Tenant Lease dated January 5, 1997, between Southlake Acquisition Corporation and Four B's Farms (iii) Copy of an Agricultural Lease dated September 8, 1992, and its amendment dated November 29, 1995 between Southlake Acquisition Corporation and J.G. Boswell Company
         (iv) Copy of a letter dated February 14, 1997, from Brent Bowen, Vice President, Southlake Acquisition Corporation to J. W. Boswell, President, J.G. Boswell Company (v) Copy of a Field Tenant Lease dated February 20, 1997, between Southlake Acquisition Corporation and W. William Blanken dba HWB Farms.; Exhibit "E", there are no items in Exhibit "E"; Exhibit "F", (i) Copy of the Angiola Water District Restated Water Distribution Agreement
         (ii) Copy of a Fax Transmittal dated February 12, 1997, from Kevin Johansen, Angiola Water District, to Brent Bowen, Southlake Acquisition Corporation, describing portions of "the Property" lying within the boundaries of the Tulare Lake Basin Water Storage District and the Tulare Lake Drainage District, (iii) Copy of the Short Term State Water Contract between Tulare Lake Basin Water Storage District and Southlake Acquisition Corp. for the period January 1, 1997 through December 31, 1998,
         (iv)  Copy of the Ninth Amended Rules and
         Regulations Governing the Transmission of Water Under the Water Supply Contract Between the State of California, Department of Water Resources and the Tulare Lake Basin Water Storage District; Exhibit "G", there are no items in Exhibit "G".

10.38 Agreement For The Purchase and Sale of Real Property dated February 21,1997, wherein SHF Acquisition Corporation agrees to sell to Celebrate, LLC, and/or assignee, a parcel of vacant land consisting of approximately .82 acres described as a portion of the W2, SW4, Se4 NW4 of Section 33, Township 195 and Range 61E, M.D.M. The Property is further described as Arroyo Grande Unit 3 consisting of 4 lots.

10.39 Agreement For The Purchase and Sale of Real Property dated February 21,1997, wherein SHF Acquisition Corporation agrees to sell to Celebrate, LLC, and/or assignee, a parcel of vacant land consisting of approximately 11 gross acres described as a portion of the SW4, NW4 of Section 33, Township 195 and Range 61E, M.D.M. The property is further described as Arroyo Grande Unit 2A and 2B consisting of 53 lots.

10.40 Purchase and Option Agreement by and between SHF Acquisition Corporation and Murieta Investors, LLC, dated October 7, 1996, wherein SHF Acquisition Corporation sold 6 lots at The Fairways to Murieta Investors, LLC, and granted an option to Murieta Investors, LLC, to acquire 34 additional lots at The Fairways under terms and conditions described in the Purchase and Option Agreement.

21.01    Subsidiaries of Registrant.

27.01    Financial Data Schedule