Form 10-Q
period 1997-03-31
DUNES HOTELS & CASINOS INC
filed 1997-05-13
CIK 24004

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.,  20549

                            FORM 10-Q


(Mark One)
 X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1997 or
     Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period
     from                     to                   .

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

                         YES X    NO

               Applicable Only to Corporate Issuers

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
                                           Outstanding at
        Class                                May 1, 1997
Common Stock, $.50 par value              6,375,096 shares



          DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES

                  QUARTERLY REPORT ON FORM 10-Q

               FOR THE PERIOD ENDED MARCH 31, 1997

                              INDEX

                                                             PAGE

Part I.   Financial Information

          ITEM 1.  FINANCIAL STATEMENTS

          Consolidated Condensed Balance Sheets
           March 31, 1997 and December 31, 1996                 3

          Consolidated Condensed Statements of Loss
           for the three months ended March 31, 1997
           and 1996                                             5

          Consolidated Condensed Statements of Cash Flows
           for the three months ended March 31, 1997
           and 1996                                             7

          Notes to Consolidated Condensed Financial
           Statements, March 31, 1997 and 1996                  8

          ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS       14

Part II.  Other Information

          ITEM 1.  LEGAL PROCEEDINGS                           19

          ITEM 3.  DEFAULTS UPON SENIOR SECURITIES             19

          ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K            19

          Signatures                                           20



          DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES

              CONSOLIDATED CONDENSED BALANCE SHEETS

               MARCH 31, 1997 AND DECEMBER 31, 1996


                              ASSETS


                                                     March      December
                                                    31, 1997    31, 1996
                                                   (Unaudited)
                                                   (Dollars in thousands)

Cash and cash equivalents                        $     1,064 $     1,283

Marketable securities                                    880         527

Receivables
  Trade, less allowance 1997, $91; 1996, $141            102         133
  Related party, less allowance of $2,049 in
    1997 and 1996                                        342         397
  Real estate sales, less allowance of $158 in 1997      517         928
  Other                                                   35          47

Inventory of real estate held for sale                10,756      10,919

Inventory, other                                          38          38

Prepaid expenses                                          75         116

Property and equipment, less accumulated depreciation
  and amortization, 1997, $442; 1996, $424             1,612       1,678

Investments                                            1,049       1,049

Deferred costs and other                                  12          11

                                                 $    16,482 $    17,126









                                (continued)


                                     3





          DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES

              CONSOLIDATED CONDENSED BALANCE SHEETS

               MARCH 31, 1997 AND DECEMBER 31, 1996

               LIABILITIES AND SHAREHOLDERS' EQUITY

                                                     March      December
                                                    31, 1997    31, 1996
                                                   (Unaudited)
                                                   (Dollars in thousands)

Accounts payable                                 $        42 $        98

Accrued expenses                                         249         246

Deferred income                                          134          70

Income taxes                                             307         247

Short-term debt                                           27          69

Long-term debt and capitalized lease obligations       1,867       1,955

Accrued preferred stock dividends                      1,119       1,101

    Total liabilities                                  3,745       3,786

  Minority interest                                    2,912       2,897

Shareholders' equity
  Preferred stock - authorized 10,750,000 shares
    ($.50 par); issued 10,512 shares Series B $7.50
    cumulative preferred stock, outstanding 9,250
    shares in 1997 and 1996, aggregate liquidation
    value $2,319 including dividends in arrears            5           5

  Common stock - authorized 25,000,000 shares
    ($.50 par); issued 7,799,780 shares, outstanding
    6,375,906 shares in 1997 and 1996                  3,900       3,900

  Capital in excess of par                            25,881      25,881

  Deficit                                            (17,961)    (17,343)
                                                      11,825      12,443
  Treasury stock at cost; Preferred - Series B,
    902 shares Common 1,424,684 shares in 1997
    and 1996                                           2,000       2,000
    Total shareholders' equity                         9,825      10,443

                                                 $    16,482 $    17,126

    The accompanying notes are an integral part of these condensed financial statements.

                                  4




          DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF INCOME (LOSS)

            THREE MONTHS ENDED MARCH 31, 1997 AND 1996

                                                       1997        1996
                                                    (Dollars in thousands,
Operating revenues:                                    except per share)

  Sales of real estate                             $      183  $      214
  Cost of real estate sold                                171         192
                                                           12          22

  Rental income - agricultural properties                 110         209
  Cost and expense of rental income                        47         101
                                                           63         108

  Rice drying and storage revenues                         35          35
  Cost of rice drying and storage                         104         125
                                                          (69)        (90)

  Miscellaneous income - net                               13          45

                                                           19          85
Operating expenses:
  Selling, administrative and general
    Corporate                                             270         331
    Real estate operations                                 54          46
  Bad debts, net of recoveries                            123         (34)
  Depreciation                                             17          24
                                                          464         367

Loss before other credits (charges), income taxes and
  minority interest                                      (445)       (282)

Other credits (charges):
  Interest and dividend income                             50          82
  Interest expense                                        (46)        (59)
  Partnership income (loss)                                           (85)
  Securities gains (losses), net                           (7)
  Other                                                   (84)        (70)

                                                          (87)       (132)




                               (continued)
                                    5




          DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF INCOME (LOSS)

            THREE MONTHS ENDED MARCH 31, 1997 AND 1996


                                                       1997        1996
                                                    (Dollars in thousands,
                                                       except per share)

Loss before income taxes and minority interest           (532)       (414)

Income taxes                                              (53)


Loss before minority interest                            (585)       (414)

Minority interest in income of the White Ranch            (15)


Net income (loss)                                  $     (600) $     (414)




Income (loss) per common share:                    $    (0.09) $    (0.07)









      The accompanying notes are an integral part of these condensed financial statements.

                                    6




          DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES

          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

             THREE MONTHS ENDED MARCH 31, 1997 AND 1996

                               UNAUDITED


                                                    1997        1996
                                                 (Dollars in thousands)


Cash flows from operating activities:
  Net cash provided by (used in) operating
   activities                                   $     (115)  $     (55)

Cash flows from investing activities:
  Decrease (increase) in investments                  (353)        517
  Decrease (increase) in notes receivable              379          12
  Purchase of equipment                                             (2)

                                                        26         527


Cash flows from financing activities:
  Decrease in long-term debt                           (88)        (45)
  Decrease in short-term debt                          (42)       (208)

                                                      (130)       (253)


Increase (decrease) in cash and cash equivalents      (219)        219

Cash and cash equivalents, beginning of period       1,283         495


Cash and cash equivalents, end of period        $     1,064  $     714










    The accompanying notes are an integral part of these condensed financial statements.

                                 7



          DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES

       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                        MARCH 31, 1997 AND 1996

                               UNAUDITED

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     CONSOLIDATION:

     The accompanying consolidated condensed financial statements include the accounts of the Company and its wholly-owned subsidiaries Continental California Corporation (Continental), M&R Corporation (MRC), and MRC's subsidiary M&R Investment Company, Inc. (MRI) and MRI's subsidiaries SHF Acquisition Corporation (SHF) and Southlake Acquisition Corporation (Southlake).

     DESCRIPTION OF BUSINESS:

     The Company operates in two principal business segments:
     Real estate investments (development and sale of residential lots and rental of agricultural land), and agricultural
     (rice drying and storage).

     The Company's real estate segment sells completed residential lots primarily to builders of custom homes and to the general public located in and around the greater Sacramento, California area. The agricultural properties are leased to farmers in the area where the agricultural properties are located.

     The agricultural segment dries harvested rice over a two month period (approximately September 15 to November 15) and stores, for a fee, the dried rice (or other grains) until it is removed by the owner. The Company dries and stores rice principally for one customer, Farmers Rice Co-operative (Farmers). Farmers accounts for approximately 98% of the Company's rice drying and storage revenues. If the Company were to lose Farmers as a customer, it would have a material adverse effect on the Company's drying and storage operation.

     BASIS OF PRESENTATION:

     The financial information included herein is unaudited;
     however, such information reflects all adjustments
     (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods.

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

     The results of operations for the three months ended March
     31, 1997, are not necessarily indicative of the results to be expected for the full year.

     RECLASSIFICATIONS:

     For the three months ended March 31, 1996, the Company has changed the format of its Consolidated Condensed Statement of Loss to conform to the March 31, 1997 presentation. The Company believes this change better reflects the revenues and expenses of the segments within which the Company operates.

2.   FAIR VALUE OF FINANCIAL INSTRUMENTS:

     Estimated fair value of the Company's financial instruments
     (all of which are held for non-trading purposes) are as follows:

                                          Carrying      Fair
                                           Amount      Value
                                        (Dollars in thousands)

     Cash, and cash equivalents           $ 1,064    $ 1,064    (a)
     Marketable securities                    880        880    (a)
     Notes receivable, real estate
      sales, net of allowance                 517        517    (b)
     Note receivable, related party,
      net of allowance                        342               (c)
     Solano County Option                   1,043      1,043    (d)
     Long-term debt                        (1,867)              (e)


     (a) The carrying amount approximates fair value of cash, cash equivalents and marketable securities. For marketable securities, fair values are estimated based on quoted market prices as of March 31, 1997.

2.   FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED):

     (b) The fair value of the notes receivable are based on their outstanding balances, net of allowances of $158,000, their respective interest rates and the fair value, based on comparable sales in the area, of the real property which serves as collateral for the note. In the event any purchaser were to default on the real estate notes, the Company could institute foreclosure proceedings and reacquire the property which serves as the collateral for the note.

     (c) It is not possible to determine the fair value of the Baby Grand Corp. note (the BGC Note) because the Company is unable to predict whether Baby Grand Corp. will be able to pay it first lien note on its due date, which is the same date that the BGC Note payable to the Company comes due. See Footnote 5d of Notes to Consolidated Condensed Financial Statements. The BGC
          Note is more fully described in detail in the Company's Form 10-K for the year ended December 31,1996, see "Item 1. Business - Other Activities - Certain Loans - Baby Grand Corp.", Form 8-K, "Item 5. Other Events," dated February 4, 1997 and Form 8-K, "Item 5. Other Events," dated March 26, 1997.

     (d) The fair value of the Solano County Option is estimated based on an appraisal of the real property, and subsequent discussions with local Realtors, to which the option relates and the length of the option period which enables the Company to have some flexibility as to when and if the option should be exercisable. The Company can only recover the fair value of the option
          (i) by exercising the option and selling the property or (ii) selling the option. However, if the fair value of the real property should drop below the option purchase price, the Company would not be able to recover all of its investment in the Solano County Option. The owner of the property under option has informed the Company that it has not made the current payment due on the first mortgage lien which had a balance due of approximately $1,356,000 as of December 31,1996. The Company and the owner are continuing to attempt to negotiate a solution, which could include the Company exercising its option at a price that is less than the option price stated in the Option Agreement. If the Company is unable to renegotiate the option price, the Company may make the payment to the mortgage lien holder in order to protect its investment in the Solano County Option. The Company is unable to predict

2.   FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED):

          what the outcome of this matter will be. The Solano County Option is more fully described in the Company's Form 10-K for the year ended December 31, 1996, see "Item 1. Business - Real Estate Segment - Solano County Option."

     (e) The fair value of long-term debt is not subject to reasonable estimation because the debt arose principally as a result of the settlement of a dispute. The settlement is described in detail in the Company's Form 10-K for the year ended December 31, 1996, see "Item 1. Business - Resolution of SASA Dispute."

3.   INVENTORY OF REAL ESTATE HELD FOR DEVELOPMENT AND SALE:

                                              1997       1996
                                          (Dollars in thousands)
     The Fairways (a)                     $ 4,501      $ 4,664
     Residential lots, North Las Vegas        469          469
     White Ranch (b)                        5,600        5,600
     Sam Hamburg Farm (c)                     146          146
     Other                                     40           40
                                          $10,756      $10,919

     (a) On October 7, 1996, the Company entered into a Purchase and Option Agreement regarding the sale of certain lots at The Fairways. The Purchase and Option Agreement is described in the Company's report on Form 10-K for the year ended December 31, 1996, see "Item 1. Business - Real Estate Segment - The Fairways."

     (b) In February 1997, the Company entered into a Purchase Agreement (the Agreement) to sell the White Ranch for $6,000,000. The Agreement is described in detail in the Company"s report on Form 10-K for the year ended December 31, 1996, see "Item 1. Business - Real Estate Segment - White Ranch."

     (c)  See footnote 5b of Notes to Consolidated Condensed
          Financial Statements regarding the chemical cleanup at Sam Hamburg Farm.

4.   RELATED PARTY TRANSACTIONS:

     John B. Anderson, the Company's controlling stockholder and Chairman of the Board of Directors of the Company, and entities owned or controlled by him (Anderson Entities) own approximately 67.2% of the Company's common stock as of May 1, 1997.

     From time to time the Company has made loans to various Anderson Entities and to directors and executive officers of the Company, details of which are more fully described in the Company's Form 10-K for the year ended December 31, 1996.

5.   CONTINGENCIES:

     a. As of March 31, 1997, there were no material legal proceedings pending against the Company.

     b. SHF was advised of possible contamination on two sites at Sam Hamburg Farm, a storage facility for diesel fuels and an old airstrip which had been used for the loading and fueling of aircraft applying agricultural chemicals to the surrounding farm lands. The Company has completed the cleanup relating to the diesel storage tanks at a cost of approximately $100,000.

          The Company has disposed of a large amount of the contaminated earth at an approved site for the storage of toxic wastes. However, 5,000 cubic yards of contaminated earth still remain to be disposed of. The Company, through its chemical and toxic clean-up consultant, has been working with the California State Environmental Protection Agency, in seeking alternate means to the disposal of the contaminated earth in toxic dump sites. The State has participated in the funding of several projects by a number of chemical treatment firms in efforts to try other detoxification methods on the soil.

          Because of the ongoing testing, the State has not imposed a disposal date upon the Company. Cost of disposal is estimated at $100 per cubic yard. However, if on-site remediation can be achieved, it is estimated that the aggregate cost of disposal will be between $90,000 and $115,000. The Company is unable to predict when the ongoing testing will be complete or what the outcome of these tests will be.

5.   CONTINGENCIES (CONTINUED):

          As of March 31, 1997, the Company has paid approximately $500,000, including the $100,000 expended for the diesel storage tank, and accrued an estimated $174,000 relating to the balance of the clean-up of the contaminated earth. That estimate could change as the remediation work takes place.

     c. The Company received a notice from the California Franchise Tax Board (FTB) wherein the FTB alleges that one of the Company's subsidiaries owes California franchise tax, penalties and interest of approximately $563,800. The tax arose out of a gain in 1988 resulting from a foreclosure sale of certain real property owned by the subsidiary. It is the FTB's position that the gain is non-business income to the subsidiary and therefore should be allocated 100% to California without the benefit of any of the losses of the Company. The Company has exhausted all of its appeals with the FTB and therefore this matter has been referred to the California State Board of Equalization
          (SBE). The Company has until May 12, 1997 to respond to this matter. Because of the likelihood of either litigation or a settlement, the Company has provided in its balance sheet, $300,000 relating to this matter.

     d. John B. Anderson, Edith Anderson, Cedar Development Company, J.A. Inc. and J.B.A. Investments, Inc. (collectively the Anderson Parties) are involved in litigation with the Federal Deposit Insurance Corporation (the FDIC). This matter is more fully described in the Company's Form 10-K for the year ended December 31, 1996, see "Item 3. Legal Proceedings
          - Federal Deposit Insurance Corporation, et al v. John
          B. Anderson et al." On March 26, 1997, the Company received a copy of letters from the FDIC to Baby Grand Corp. and J.B.A. Investments, Inc. stating , among other things, that all rights of Baby Grand Corp. and J.B.A. Investments, Inc. pertaining to the pledged collateral, including the pledged Company's common stock, shall thereby cease, and all such rights are thereby vested in the FDIC, which shall have the sole right to exercise such voting and other consensual rights and to receive such dividends, distributions and other payments with respect to the pledged collateral, including the pledged Company's common stock. Pursuant to letters dated March 28, 1997, Anderson, on behalf of himself, Cedar Development Co., Baby Grand Corp., and J.B.A. Investments,

5.   CONTINGENCIES (CONTINUED):

          Inc., advised the FDIC that they disagreed with the FDIC's contention that the FDIC holds the right to assert voting control over the pledged Company's common stock, as well as certain other pledged stock, and that the Anderson entities will continue to conduct their business, including ownership of the pledged Company's common stock, as they deemed appropriate under the circumstances. Depending upon the resolution of the foregoing, should the FDIC successfully assert voting rights over the pledged Company's common stock, there will be a change in control of the Company. This matter is more fully discussed in the Company's Current Report on Form 8-K, " Item 5. Other Events," dated March 26, 1997.

6.   LOSS PER COMMON SHARE:

     Loss per common share has been computed using the number of shares outstanding (6,375,096) at March 31, 1997 and 1996. Dividends on non-convertible preferred stock, Series B, have ben deducted from income or added to the loss applicable to common shares. Dividends on the Company's Series B Preferred stock have not been paid since the first quarter of 1982. The Company is in arrears on such dividends in the amount of approximately $1,119,000 as of March 31, 1997.


              DUNES HOTELS AND CASINOS INC.
              QUARTERLY REPORT ON FORM 10-Q
          FOR THE PERIOD ENDED MARCH 31, 1997

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

     Section 21E of the Securities Exchange Act of 1934 provides a "safe harbor" for forward-looking statements. Certain information included herein contains statements that are forward-looking, such as anticipated liquidity requirements for the coming fiscal year, anticipated sources of liquidity for the coming fiscal year, the impact of anticipated asset sales, proposed facilities construction and potential changes in control of the Company. Such forward-looking information involves important risks and uncertainties that could significantly affect the Company's financial condition and future results of operations, and, accordingly, such future financial condition and results of operations may differ from those expressed in any forward-looking statements made herein. These risks and uncertainties include, but are not limited to, those risks relating to actual costs necessary to clean-up certain real property chemical contamination, actual construction costs and construction contingencies in connection with construction of new facilities, real estate market conditions and general economic conditions, the abilities of certain third parties to obtain financing and otherwise perform under real estate purchase agreements, and the outcome of certain litigation and other risks. The Company cautions readers not to place undue reliance on any such forward-looking statements, and, such statements speak only as of the date made.

OVERVIEW

     On February 21, 1997, the Company signed two agreements for the sale of all of the 57 residential lots in North Las Vegas, Nevada. The first Agreement provided for the sale of 53 lots for $561,000 plus reimbursement of water fees paid in the amount of $72,597. The second agreement provided for the sale of 4 lots at $25,000 per lot. Because the costs associated with completing the 4 lots are higher than anticipated, principally costs imposed by the City of North Las Vegas, the purchaser has requested a reduction in the purchase price. Since any other purchaser would be required to pay the increased improvements fees, the Company has agreed to reduce the purchase price of the 4 lots to $65,000. The sale of all 57 lots is expected to close in the second quarter of 1997.

     The Company still anticipates constructing a new rice dryer in Yolo County, California. However, finalizing the financing for the rice dryer has taken longer than anticipated. The Company expects the financing documents to be completed in May 1997. Because of the delay in finalizing the loan documents, the Company is unable to predict whether or not construction of the new rice dryer will be completed in time for the 1997 rice drying season (approximately September 15 to November 15). If the new rice dryer cannot be completed on time the Company may attempt to negotiate a new lease on the West Sacramento rice dryer.

     In February 1997, the Company and the other 50% owner of the White Ranch entered into a Purchase Agreement (the Agreement) to sell the White Ranch for $6,000,000. The Agreement is described in detail in the Company's Form 10-K for the year ended December 31, 1996, see "Item 1. Business - Real Estate Segment - The White Ranch".

     The Company previously reported the matter known as FEDERAL DEPOSIT INSURANCE CORPORATION (FDIC), ET. AL., V. JOHN B. ANDERSON ET. AL., United States District Court, District of Nevada, Case No. CV-S-95-00679-PMP (LRL). Mr. Anderson, through his ownership of Cedar Development Co. (Cedar), the parent of Baby Grand Corp., and J.B.A. Investments, Inc (JBA), owns approximately 4,280,756 shares or 67.2% of the outstanding voting shares of the Company. This matter is described in detail in the Company's Form 10-K for the year ended December, 31,1996 in "Item
3. Legal Proceedings -Federal Deposit Insurance Corporation, et al. v. John B. Anderson et al. and in the Company's Form 8-K,
Item 5. Other Events, dated March 26, 1997. In April 1997, the Company was informed that the FDIC had filed applications with the Nevada Gaming Control Board and with the Nevada Gaming Commission for permission to enforce the FDIC's security interest in, including the right to vote, the Cedar stock, the Baby Grand Corp. stock and the stock of J.A. Inc. The successful enforcement of security interests by the FDIC in the stock of the foregoing companies could, among other things, result in a change of control of such companies. In the case of Baby Grand Corp., such change in control could deprive Mr. Anderson of any management role in Baby Grand Corp. and could trigger an acceleration of the first deed of trust indebtedness on Baby Grand's primary asset. An acceleration and foreclosure thereafter could render uncollectible the BGC Note. See Part I, Notes to Consolidated Condensed Financial Statements, Note 2(c). The Company is unable to predict what the outcome of the matters described above will have on the Company.

     The Company received a notice from the California Franchise Tax Board (FTB) wherein the FTB alleges that one of the Company's subsidiaries owes California franchise tax, penalties and interest of approximately $563,800. The Company has exhausted all of its appeals with the FTB and therefore this matter has been referred to the California State Board of Equalization. The Company is unable to predict what the outcome of this matter will be. As of March 31, 1997, the Company has recorded a liability of $300,000 relating to this matter.

     The Company has no present intentions to pay dividends on either its common or preferred stock.

OPERATING RESULTS

     Results of operations for the three months ended March 31, 1997, were impacted by a write down of approximately $157,000 relating to real estate notes resulting from sales at The Fairways. This was a result of two of the original purchasers of lots at The Fairways asking to have their loans reduced so that their total investment in their lots would be closer to their current market value. Although the Company could have foreclosed on the lots and resold them, it was management's decision to grant the reduction rather than go through a lengthy and costly foreclosure proceeding.

THREE MONTHS ENDED MARCH 31, 1997 VS. THE THREE MONTHS ENDED
MARCH 31, 1996

REAL ESTATE

     The decrease in revenues from the sale of real estate for the three months ended March 31, 1997 when compared with the three months ended March 31, 1996 resulted from a reduction in the sale prices of lots sold at The Fairways in the quarter ended March 31, 1997 when compared with the quarter ended March 31, 1996. The reduction in sale prices was necessitated in order for the Fairway lots to be competitive with other similar
properties in the surrounding area.    Cost of real estate sold
decreased because of a write down of the carrying value of the Fairway lots in a prior period.

     Net rental income from agricultural properties for the three months ended March 31, 1997 decreased by approximately $45,000 when compared with the three months ended March 31, 1996. The decrease was a result of approximately $99,000 of gross rental income for the three months ended March 31, 1997 being deferred to future periods. The decrease in gross rental income reported in the three month period ended March 31, 1997, was partially offset by a decrease in water assessment expense.

AGRICULTURAL

     The loss from the rice drying and storage operations for the three months ended March 31, 1997 decreased by $21,000 when compared with the three months ended March 31, 1996. The decrease was primarily attributable to the termination of the lease of the West Sacramento rice dryer and the agreement to use the Cal-Dehy name, which also included a Covenant Not to Compete.

GENERAL

     When compared with the three months ended March 31, 1996, corporate selling, general and administrative expenses decreased by approximately $61,000; bad debts increased by approximately $157,000; partnership losses decreased by approximately $85,000; interest income decreased by approximately $32,000; interest expense decreased by approximately $13,000 and income tax expense increased by $53,000.

     The decrease in corporate selling, general and administrative expenses was due primarily to a decrease in legal and accounting fees ($28,000), a decrease in salaries ($15,000) and a decrease in officers and directors liability insurance premiums of approximately $6,000.

     The increase in bad debt expense relates to the reduction in certain notes receivable resulting from sales of lots at The
Fairways which is described above.

     The decrease in partnership losses was due to the termination of the Pine Ridge Joint Venture and Steadfast Cattle
Company in 1996.

     The decrease in interest income and interest expense was due to principal collections on notes receivable and a reduction in the principal balance owing on the RTC note.

     The increase in income tax expense was a result of the Company increasing its accrual for income taxes relating to the matter between the California State Board of Equalization and one of the Company's subsidiaries.

LIQUIDITY AND CAPITAL RESOURCES

     During the quarter ended March 31, 1997, cash, cash equivalents and marketable securities increased by $134,000 from $1,810,000 at December 31, 1996, to $1,944,000 at March 31, 1997.
The most significant source of cash during the three months ended March 31, 1997, was the collection of loans made to others, including related parties, of $379,000. The most significant uses of cash during the three months ended March 31, 1997, consisted of cash used in operating activities ($115,000), payments on long-term debt ($88,000) and payments on short term debt of $42,000.

     The Company believes that its primary requirements for liquidity in the coming fiscal year will be to fund ongoing expenses at The Fairways, which include, among other things, association dues, water and sewer fees and property taxes; to fund the required payments on the note to the RTC; to fund a portion of the construction and carrying costs of the new rice dryer; to fund costs that may be incurred relating to the toxic clean-up at Sam Hamburg Farm; to fund amounts, if any, that may be due to the California Franchise Tax Board and to fund general and administrative expenses. In addition, the Company may be required to fund certain mortgage payments relating to the Solano County Option if the current owner is unable to do so.

     The Company believes that sources of required liquidity will be cash generated from the rice drying and storage facilities, anticipated lots sales at The Fairways, collections of notes receivable resulting from sales at The Fairways, collection of rents at the White Ranch and/or the sale of the White Ranch if such sale is consummated, Success Payments related to the venture with Murieta Investors and the sale of the 57 lots in North Las Vegas. Based on known commitments, the Company believes that the sources of cash described will be adequate to fund known liquidity requirements. However, if the sources of required liquidity prove to be insufficient to cover the Company's primary liquidity requirements, it will be necessary to sell some of the Company's non-income producing assets.

                   PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDING

     None, except for the discussion contained in "Part I, Item
2, Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 3.  DEFAULT UPON SENIOR SECURITIES

     Dividends in arrears.  See Note 6 of Notes to Consolidated
Condensed Financial Statements.

ITEM 5.  OTHER EVENTS

     The Company will move its executive offices to Sacramento, California effective June 1, 1997.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

      27.01         Financial Data Schedule

(b)  Reports on Form 8-K

     Form 8-K, Item 5, dated February 4, 1997, wherein the
     Company reported that a special liquidating master was appointed to sell the assets of certain Anderson Entities, including shares of the Company's common stock.

     Form 8-K, Item 5, Dated March 26, 1997, wherein the Company reported receiving copies of letters to certain Anderson Entities from the Federal Deposit Insurance Corporation relating to the voting rights of 4,280,756 shares of the Company's common stock.


                            SIGNATURES


     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT
OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED
ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.



                                   DUNES HOTELS AND CASINOS INC.
                                              Registrant



Date:  May 13, 1997                By:  /s/ James H. Dale
                                        James H. Dale
                                        Duly Authorized Officer
                                        and Chief Financial
                                        Officer


                           EXHIBIT INDEX



ITEM                       DESCRIPTION                        PAGE NO.

27.01               Financial Data Schedule


                           EXHIBIT 27.01