Form 10-Q
period 1997-06-30
DUNES HOTELS & CASINOS INC
filed 1997-08-14
CIK 24004

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.,  20549

                            FORM 10-Q
(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended JUNE 30, 1997 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______________ to _______________.

Commission File No. 1-4385

                     DUNES HOTELS AND CASINOS INC.
      (Exact name of registrant as specified in its charter)

          NEW YORK                              11-1687244
(State or other jurisdiction of             (I.R.S. Employer
incorporation or organization)             Identification No.)

4600 Northgate Boulevard, Suite 130, Sacramento, California  95834
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code (916) 929-2295

4045 South Spencer, Suite 206, Las Vegas, Nevada  89119
Former name, former address and former fiscal year, if changed since last report

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         YES [X]    NO [ ]

               Applicable Only to Corporate Issuers

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                 Outstanding at
       Class                                     August 1, 1997
Common Stock, $.50 par value                     6,375,096 shares

          DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES

                  QUARTERLY REPORT ON FORM 10-Q

                FOR THE PERIOD ENDED JUNE 30, 1997

                              INDEX


                                                            Page
Part I.  Financial Information

         Item 1.  Financial Statements

         Consolidated Condensed Balance Sheets
          June 30, 1997 and December 31, 1996                 3

         Consolidated Condensed Statements of Income
          (Loss) for the three months ended June 30,
          1997 and 1996                                       5
         Consolidated Condensed Statements of Income
          (Loss) for the six months ended June 30,
          1997 and 1996                                       7

         Consolidated Condensed Statements of Cash Flows
           for the six months ended June 30, 1997
          and 1996                                            9

          Notes to Consolidated Condensed Financial
          Statements, June 30, 1997 and 1996                 10

         Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations      20

Part II. Other Information

         Item 1.  Legal Proceedings                          27

         Item 3.  Defaults Upon Senior Securities            27

         Item 5.  Other Events                               27

         Item 6.  Exhibits and Reports on Form 8-K           27

         Signatures                                          28


               DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES

                    CONSOLIDATED CONDENSED BALANCE SHEETS

                     JUNE 30, 1997 AND DECEMBER 31, 1996


                                       ASSETS

                                                            June          December
                                                          30, 1997        31, 1996
                                                        (Unaudited)
                                                          (Dollars in thousands)

Cash and cash equivalents                             $        679    $      1,283

Marketable securities                                          843             527

Receivables
  Trade, less allowance 1997, $91; 1996, $141                  111             133
  Related party, less allowance of $2,049 in
  1997 and 1996                                                185             397
  Real estate sales, less allowance of $64 in 1997             515             928
  Other                                                         20              47

Inventory of real estate held for sale                      10,511          10,919

Inventory, other                                                38              38

Prepaid expenses                                                42             116

Property and equipment, less accumulated depreciation
         and amortization,  1997, $484; 1996, $424           2,467           1,678

Investments                                                  1,049           1,049

Deferred costs and other                                         2              11


                                                      $     16,462    $     17,126

                                               (continued)


                DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES

               CONSOLIDATED CONDENSED BALANCE SHEETS (CONTINUED)

                      JUNE 30, 1997 AND DECEMBER 31, 1996


                     LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                 June           December
                                                               30, 1997         31, 1996
                                                             (Unaudited)
                                                               (Dollars in thousands)

Accounts payable                                             $        598    $         98

Accrued expenses                                                      219             246

Deferred income                                                        29              70

Income taxes                                                          307             247

Short-term debt                                                                        69

Long-term debt and capitalized lease obligations                    1,642           1,955

Accrued preferred stock dividends                                   1,137           1,101

           Total liabilities                                        3,932           3,786

Minority interest                                                   2,982           2,897

Shareholders' equity
  Preferred stock - authorized 10,750,000 shares ($.50 par);
           issued 10,512 shares Series B $7.50 cumulative
           preferred stock, outstanding 9,250 shares in 1997
           and 1996, aggrerate liquidation value $2,337
           including dividends in arrears                               5               5

  Common stock - authorized 25,000,000 shares ($.50 par);
           issued 7,799,780 shares, outstanding 6,375,096
           shares in 1997 and 1996                                  3,900           3,900

  Capital in excess of par                                         25,881          25,881

  Deficit                                                         (18,238)        (17,343)
                                                                   11,548          12,443
  Treasury stock at cost; Preferred - Series B, 902 shares
           Common 1,424,684 shares in 1997 and 1996                 2,000           2,000
           Total shareholders' equity                               9,548          10,443

                                                             $     16,462    $     17,126

          The accompanying notes are an intergal part of these consolidated condensed financial statements


               DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES

             CONSOLIDATED CONDENSED STATEMENTS OF INCOME (LOSS)

                  THREE MONTHS ENDED JUNE 30, 1997 AND 1996

                                   UNAUDITED

                                                       1997              1996
                                                    (Dollars in thousands, except
                                                              per share)

Operating revenues:

  Sales of real estate                             $      264         $     229
  Cost of real estate sold                                257               284
                                                            7               (55)

  Rental income - agricultural properties                 195               114
  Cost and expense of rental income                        36               134
                                                          159               (20)

  Rice drying and storage revenues                         35                35
  Cost of rice drying and storage                          87               102
                                                          (52)              (67)

  Miscellaneous income - net                               24

                                                          138              (142)
Operating expenses:
  Selling, administrative and general
    Corporate                                             288               234
    Real estate operations                                 39                49
  Bad debts, net of recoveries                              1               (11)
  Loss on real estate investments                                           290
  Depreciation                                             18                25
                                                          346               587

Loss before other credits (charges) and
  minority interest                                      (208)             (729)

Other credits (charges):
  Interest and dividend income                             66                80
  Interest expense                                        (40)              (26)
  Partnership income (loss)                                                 (64)
  Securities gains (losses), net                           23
  Other                                                   (29)               85

                                                           20                75

                                        (continued)


               DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES

       CONSOLIDATED CONDENSED STATEMENTS OF INCOME (LOSS)(CONTINUED)

                  THREE MONTHS ENDED JUNE 30, 1997 AND 1996

                                   UNAUDITED


                                                        1997        1996
                                                      (Dollars in thousands,
                                                           per share)

Loss before minority interest                          (188)           (654)


Minority interest in income of the White Ranch          (70)


Net income (loss)                                  $   (258)     $     (654)


Income (loss) per common share:                    $  (0.04)     $    (0.10)


         The accompanying notes are an intergal part of these consolidated condensed financial statements


               DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES

             CONSOLIDATED CONDENSED STATEMENTS OF INCOME (LOSS)

                  SIX MONTHS ENDED JUNE 30, 1997 AND 1996

                                 UNAUDITED

                                                       1997         1996
                                                 (Dollars in thousands, except
                                                           per share)

Operating revenues:

  Sales of real estate                             $      447      $      443
  Cost of real estate sold                                428             476
                                                           19             (33)

  Rental income - agricultural properties                 305             323
  Cost and expense of rental income                        83             235
                                                          222              88

  Rice drying and storage revenues                         70              70
  Cost of rice drying and storage                         191             228
                                                         (121)           (158)

  Miscellaneous income - net                               37              45

                                                          157             (58)
Operating expenses:
  Selling, administrative and general
      Corporate                                           558             565
      Real estate operations                               93              95
  Bad debts, net of recoveries                            124             (45)
  Loss on real estate investments                                         290
  Depreciation                                             35              48
                                                          810             953

Loss before other credits (charges), income taxes
  and minority interest                                  (653)         (1,011)

Other credits (charges):
  Interest and dividend income                            116             162
  Interest expense                                        (86)            (85)
  Partnership income (loss)                                              (149)
  Securities gains (losses), net                           16
  Other                                                  (113)             15

                                                          (67)            (57)

                                          (continued)

               DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES

        CONSOLIDATED CONDENSED STATEMENTS OF INCOME (LOSS) (CONTINUED)

                   SIX MONTHS ENDED JUNE 30, 1997 AND 1996

                                   UNAUDITED

                                                       1997           1996
                                                   (Dollars in thousands, except
                                                              per share)

Loss before income taxes and minority interest          (720)        (1,068)

Income taxes                                             (53)

Loss before minority interest                           (773)        (1,068)

Minority interest in income of the White Ranch           (85)

Net income (loss)                                  $    (858)    $   (1,068)


Income (loss) per common share:                    $   (0.13)    $    (0.16)


      The accompanying notes are an intergal part of these consolidated condensed financial statements


              DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES

             CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                SIX MONTHS ENDED JUNE 30, 1997 AND 1996

                               UNAUDITED


                                                         1997              1996
                                                          (Dollars in thousands)

Cash flows from operating activities:
  Net cash provided by (used in) operating activities   $    60        $    (4)

Cash flows from investing activities:
  Decrease (increase) in investments                       (316)           495
  Decrease (increase) in notes receivable                   324            (51)
  Purchase of equipment                                    (290)            (2)
                                                           (282)           442

Cash flows from financing activities:
  Decrease in long-term debt                               (313)          (377)
  Decrease in short-term debt                               (69)           (75)
                                                           (382)          (452)

Increase (decrease) in cash and cash equivalents           (604)           (14)

Cash and cash equivalents, beginning of period            1,283            495


Cash and cash equivalents, end of period                $   679        $   481


        The accompanying notes are an intergal part of these consolidated condensed financial statements

        DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES

     NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                    JUNE 30, 1997 AND 1996

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

     Description of business:

     The Company  operates  in  two  principal business segments:
     Real estate investments (development and sale of residential lots and rental of agricultural land) and agricultural (rice drying and storage).

     The Company's real estate segment sells completed residential lots primarily to builders of custom homes and to the general public located in and around the greater Sacramento, California area. The agricultural properties are leased to farmers in the area where the agricultural properties are located.

     The agricultural segment dries harvested rice over a two month period (approximately September 15 to November 15) and stores, for a fee, the dried rice (or other grains) until it is removed by the owner. The Company dries and stores rice principally for one customer, Farmers Rice Co-operative (Farmers). Farmers accounts for approximately 98% of the Company's rice drying and storage revenues. If the Company were to lose Farmers as a customer, it would have a material adverse effect on the Company's drying and storage operation. (See Note 5 of Notes to Consolidated Condensed Financial Statements)

     Basis of presentation:

     The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The Consolidated Condensed Financial Statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

        DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES

     NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                    JUNE 30, 1997 AND 1996

                           UNAUDITED

1.   Summary of significant accounting policies (continued):

     The results of operations for the six months ended June 30, 1997, are not necessarily indicative of the results to be expected for the full year.

     Capitalized interest:

     The Company follows the policy of capitalizing interest as a component of the cost of property and equipment constructed for its own use. For the six months ended June 30, 1997, the Company did not incur any interest expense in connection with the construction of the rice drying facility (the Drying Facility). The capitalization rate that will be used to determine the amount of interest eligible for capitalization will be 12% which is the rate applicable to the debt related to the construction of the Drying Facility.

     Earnings per share:

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS No. 128) which establishes a new accounting standard for the computation and reporting on net income (loss) per share. SFAS NO. 128 is effective for financial statements issued for periods ending after December 15, 1997, and early adoption is prohibited. The Company expects that there will be no material effect upon implementing SFAS 128 on its net income (loss) per share computations.

     Reclassifications:

     For the six months ended June 30, 1996, the Company has changed the format of its Consolidated Condensed Statement of Income (Loss) to conform to the June 30, 1997 presentation. The Company believes this change better reflects the revenues and expenses of the segments within which the Company operates.

        DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES

     NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                    JUNE 30, 1997 AND 1996

                           UNAUDITED

2.   Fair value of financial instruments:

     Estimated fair value of the Company's financial  instruments
     (all of which are held for non-trading purposes) are as follows:

                                               Carrying          Fair
                                                Amount          Value
                                               (Dollars in thousands)
     Cash and cash equivalents                 $   679      $  679 (a)
     Marketable securities                         843         843 (a)
     Notes receivable, real estate sales,
      net of allowance of $64                      515             (b)
     Note receivable, related party, net
      of allowance                                 185             (c)
     Solano County Option                        1,043       1,043 (d)
     Long-term debt                             (1,642)            (e)


     (a)  The  carrying  amount  approximates fair value of cash,
          cash  equivalents  and  marketable   securities.    For
          marketable securities, fair values are estimated based on quoted market prices as of June 30, 1997.

     (b) The fair value of the notes receivable are based on their outstanding balances (net of allowances of $64,000), interest rates and the fair value, based on comparable sales in the area, of the real property which serves as collateral for the note. In the event any purchaser were to default on the real estate notes, the Company could institute foreclosure proceedings and reacquire the property which serves as the collateral for the note.

     (c) It is not possible to determine the fair value of the Baby Grand Corp. note (the BGC Note) because the Company is unable to predict whether Baby Grand Corp. will be able to pay it first lien note on its due date, which is the same date that the BGC Note payable to the Company comes due. See Footnote 6d of Notes to Consolidated Condensed Financial Statements. The BGC
          Note is more fully described in detail in the Company's Form 10-K for the year ended December 31, 1996, see "Item 1. Business - Other Activities - Certain Loans - Baby Grand Corp."; Form 8-K, "Item

        DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES

     NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                    JUNE 30, 1997 AND 1996

                           UNAUDITED


2.   Fair value of financial instruments (continued):

          5.  Other  Events,"  dated February 4, 1997;  Form 8-K,
          "Item  5. Other Events,"  dated  March  26,  1997;  and
          Form 8- K, "Item 5. Other Events," dated July 8, 1997.

     (d) The fair value of the Solano County Option is estimated based on an appraisal of the real property, and subsequent discussions with local realtors, to which the option relates and the length of the option period which enables the Company to have some flexibility as to when and if the option should be exercised. The Company can only recover the fair value of the option
          (i) by exercising the option and selling the property or (ii) selling the option. However, if the fair value of the real property should drop below the option purchase price, the Company would not be able to recover all of its investment in the Solano County Option. The owner of the property under option has informed the Company that it is two payments in arrears, which approximates $130,000, including interest, on the first mortgage lien which had a balance due of approximately $1,356,000 as of December 31, 1996. The Company and the owner are continuing to attempt to negotiate a solution. If the Company and the owner are unable to arrive at a solution, the Company may make the payments to the mortgage lien holder in order to protect its investment in the Solano County Option. The Company is unable to predict what the outcome of this matter will be. The Solano County Option is more fully described in the Company's Form 10-K for the year ended December 31, 1996, see "Item 1. Business - Real Estate Segment - Solano County Option."

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

        DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES

     NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                    JUNE 30, 1997 AND 1996

                           UNAUDITED


3.   Inventory of real estate held for development and sale:

                                                  1997       1996
                                              (Dollars in thousands)
     The Fairways (a)                           $ 4,256    $ 4,664
     Residential lots, North Las Vegas (b)          469        469
     White Ranch (c)                              5,600      5,600
     Sam Hamburg Farm (d)                           146        146
     Other                                           40         40
                                                $10,511    $10,919

     (a) On October 7, 1996, the Company entered into a Purchase and Option Agreement regarding the sale of certain lots at The Fairways. The Purchase and Option Agreement is described in the Company's report on Form 10-K for the year ended December 31, 1996, see "Item
          1.  Business - Real  Estate  Segment  -  The Fairways."

     (b) On July 3, 1997, the Company completed the sale of the 57 residential lots in North Las Vegas, Nevada. Net proceeds to the Company were approximately $573,000 of which $318,000 was paid to Beal Bank, the purchaser of the Company's obligation to San Antonio Savings Association (the SASA Obligation). In addition, the Company received a note and deed of trust in the amount of $72,597 representing reimbursement of water fees previously paid. The note was paid in full on July 21, 1997.

     (c) On July 15, 1997, the Company completed the sale of the White Ranch. Net proceeds from the sale were approximately $5,965,000 of which approximately $2,982,500 was paid to the Company. The balance of the proceeds were paid to the other 50% owner of the White Ranch.

     (d)  See footnote  6b  of  Notes  to Consolidated Condensed
          Financial Statements regarding the chemical cleanup at Sam Hamburg Farm.

        DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES

     NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                    JUNE 30, 1997 AND 1996

                           UNAUDITED


4.    Related party transactions:

      John B. Anderson, the Company's controlling stockholder and Chairman of the Board of Directors of the Company, and entities owned or controlled by him (Anderson Entities) own approximately 67.2% of the Company's common stock as of August 1, 1997, subject to the rights and claims of the Federal Deposit Insurance Corporation (the FDIC) to those shares or approximately 47.1% of the Company's common stock. See footnote 6d of Notes to Consolidated Condensed Financial Statements.

      From time to time the Company has made loans to various Anderson Entities and to directors and executive officers of the Company, details of which are more fully described in the Company's Form 10-K for the year ended December 31, 1996.

5.    Property and equipment:

      On May 29, 1997, SHF signed a contract (the Contract) in the amount of $1,651,800 with Tolson Construction Company
      (the   Contractor)  for  the  construction  of  the  Drying
      Facility adjacent to the rice storage facility in Yolo County, California. The Contract does not include certain costs such as permits, landscaping, paving, utility lines, interest costs, etc. These additional costs are estimated to be between $200,000 and $250,000. As of July 31, 1997,
      SHF has paid approximately  $980,000 of which approximately
      $946,000 has been paid  to the Contractor.   In  connection
      with the financing of the Drying Facility construction, SHF has entered into the following agreements with ICON
      Cash Flow Partners,  L.P.,  Series  E   (ICON, LP) and ICON
      Financial Corp. (ICON): (1) A promissory note (the Note) dated April 3, 1997, between ICON, LP and SHF in the principal amount of $1,150,000, with interest thereon at the rate of 12% per annum. Interest is payable on the first day of the month following the first advance and on the first day of the month thereafter. In the event the Drying Facility is not completed by December 31,1997, the Note will be payable on demand. If the Drying Facility is completed before December 31, 1997, advances made under the Note will be rolled into the equipment lease financing as of the Base
      Lease  Commencement  Date   (the  last  day  of  the  month
      following the date the Drying Facility is declared complete by both SHF and ICON, LP). As of July 31, 1997, SHF had
      drawn  approximately  $446,000  against the note.   (2)   A
      Master Equipment Lease (the Lease)  dated  April  3,  1997,
      between  ICON  and  SHF.   Beginning  with  the  Base Lease
      Commencement Date, ICON will lease to SHF the Drying Facility for a period of five years. At the end of the five year period, SHF will have the right to purchase not less than all of the Drying Facility

        DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES

     NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                    JUNE 30, 1997 AND 1996

                           UNAUDITED


5.   Property and equipment (continued):

      for $1.00.  The monthly rental under  the   Lease  will  be
      approximately 2.202% of the funded  Drying  Facility   cost
      (estimated to be approximately $25,000 per month). In addition to being collateralized by the Drying Facility, SHF has provided additional collateral in the form of a Deed of Trust on certain parcels of property, including the parcel on which the storage facility is located. Both the Note and the Lease are guaranteed by MRI and the Company (the Guarantors). Before the Guarantors are liable for any deficiency, ICON or ICON, LP must first proceed against the Drying Facility and the additional collateral. Both the Lease and the Note contain certain events of defaults, one of which relates to any material adverse change in the business or financial condition of SHF or the Guarantors (defined as a reduction of Tangible Net Worth of 20% or
      more)  and  to the  loss of Farmers  as a customer.   These
      events of defaults only  apply  during  the period the Note
      remains  unpaid.    Because   construction  of  the  Drying
      Facility commenced later than anticipated, the Company is unable to predict if the Drying Facility will be completed in time for the 1997 rice drying season (approximately September 15 to November 15).

6.   Contingencies:

     a. As of June 30, 1997, there were no material legal proceedings pending against the Company. However, see footnote 6d of Notes to Consolidated Condensed Financial Statements regarding legal proceedings, not involving the Company, that may have a material adverse effect on the Company.

     b. SHF was advised of possible contamination on two sites at Sam Hamburg Farm, a storage facility for diesel fuels and an old airstrip which had been used for the loading and fueling of aircraft applying agricultural chemicals to the surrounding farm lands. The Company has completed the cleanup relating to the diesel storage tank at a cost of approximately $100,000.

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

        DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES

     NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                    JUNE 30, 1997 AND 1996

                           UNAUDITED


6.   Contingencies (continued):

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

          As of June 30, 1997, the Company has paid approximately $500,000, including the $100,000 expended for the cleanup relating to the diesel storage tank, and accrued an estimated $174,000 relating to the balance of the clean-up of the contaminated earth. That estimate could change as the remediation work takes place.

     c. The Company received a notice from the California Franchise Tax Board (FTB) wherein the FTB alleges that one of the Company's subsidiaries owes California franchise tax, penalties and interest of approximately $563,800. The tax arose out of a gain in 1988 resulting from a foreclosure sale of certain real property owned by the subsidiary. The FTB contends that the gain is non-business income to the subsidiary and therefore should be allocated 100% to California without the benefit of any of the losses of the Company. The Company has exhausted all of its appeals with the FTB and therefore this matter has been referred to the California State Board of Equalization
          (SBE). On June 12, 1997, the Company filed its Reply Brief with the SBE wherein the Company requested, based on reasons stated in the Reply Brief, that the SBE reverse the FTB's proposed assessment and withdraw its Notice of Proposed Assessment. Because of the likelihood of either litigation or a settlement, the Company has provided in its balance sheet $300,000 relating to this matter.

        DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES

     NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                    JUNE 30, 1997 AND 1996

                           UNAUDITED


6.   Contingencies (continued):

     d.   John  B. Anderson, Edith Anderson,  Cedar   Development
          Co.,   J.A.   Inc.   and   J.B.A.   Investments,   Inc.
          (collectively  the  Anderson  Parties) are  involved in
          litigation   with   the   Federal   Deposit   Insurance
          Corporation  (the FDIC).  This  matter  is  more  fully
          described  in   the  Company's   Form 10-K for the year
          ended   December   31,  1996,  see   "Item   3.   Legal
          Proceedings - Federal  Deposit   Insurance  Corporation,
          et al v. John B. Anderson et al."; Form 8-K, "Item 5. Other Events," dated February 4, 1997; Form 8-K, "Item
          5. Other Events," dated  March 26, 1997;  and Form 8-K,
          "Item  5.  Other  Events,"  dated  July 8, 1997.    Mr.
          Anderson, through his ownership of Cedar Development Co. (Cedar), the parent of Baby Grand Corp. (BGC) and J.B.A. Investments, Inc. (J.B.A.), owns approximately 4,280,756 shares or 67.2% of the outstanding common stock of the Company. Of these shares (i) 3,000,000 shares or 47.1% of the outstanding common stock of the Company (the Pledged Dunes Shares) are pledged as collateral in favor of entities of which the FDIC is a successor and/or assign and (ii) 1,280,756 shares or 20.1% of the outstanding common shares are pledged to
          MRI as collateral  for the BGC Note.   In  April  1997,
          the Company was informed that the FDIC had filed applications with the Nevada Gaming Control Board (the
          NGCB) and the Nevada Gaming Commission (the NGC) for permission to enforce the FDIC's security interest in, including the right to vote, the common stock of
          Cedar,   BGC   and   other  entities.   The  successful
          enforcement of the security interests by the FDIC in the common stock of the foregoing companies would, among other things, result in a change in control of such companies. The NGCB referred the matter back to the NGCB staff for further review. As of July 31,
          1997,  the   FDIC   has   not   received  the  specific
          permission of the NGCB or the NGC to vote the pledged shares. On June 3, 1997, the FDIC filed a motion for a declaration that the FDIC has the right to exercise
          voting   rights  to  the   Pledged  Dunes  Shares,  and
          requiring   stockholders  meetings  be  held   for  the
          Company and certain other entities. On July 8, 1997, the Nevada District Court granted the FDIC's motion. In August 1997, the Anderson Parties filed in the
          Nevada   District  Court  a  Motion  to  Clarify  Order
          Granting Motion of FDIC for a Declaration of Voting Rights Respecting the Exercise of Voting for Certain
          Stock.   The  request is based  on the  fact  that  the
          Nevada District court order is silent as to whether or not the FDIC is required to comply with certain

        DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES

     NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                    JUNE 30, 1997 AND 1996

                           UNAUDITED


6.   Contingencies (continued):

          sections of the Nevada Gaming Commission Regulations requiring prior approval of the NGCB and NGC before voting rights can be exercised by the FDIC. On July 3, 1997, the United States District Court, District of Nevada (the Nevada District Court) approved the FDIC's
          proposed   plan   (the  Plan)  for  disposition  of the
          collateral which includes the Pledged Dunes Shares. The Plan requires, among other things, that the Special Master gather material to be provided to prospective bidders, to review bids and negogiate with prospective bidders, to submit qualified bids to the Nevada District Court and to obtain a hearing date at which time the
          Nevada  District  Court   may   consider any  qualified
          overbids, as well as credit bids for the FDIC. The proposed time schedule of the Plan is approximately 215
          days.   Any proceeds   from   the  disposition  of  the
          Company's common shares held by BGC, and pledged to MRI, would be payable to MRI. The Company does not know if the FDIC will attempt to exercise voting rights to the
          Pledged  Dunes  Shares.   Should  the FDIC successfully
          assert voting rights over, or dispose of, the Pledged Dunes Shares, there will be a change in control of the Company. Although the Company is not a party to any of the above-referenced actions, a change in control of the Company (including Cedar or BGC) may adversely affect the Company's ability to collect on certain obligations owed to the Company by the Anderson Parties, including the BGC Note in the approximate amount of $2,083,735 (including interest of approximately $167,000) from BGC. The Company cannot predict the outcome of the foregoing at this time.

7.   Loss per common share:

     Loss per common share has been computed using the number of shares outstanding (6,375,096) at June 30, 1997 and 1996. Dividends on the Company's non-convertible preferred stock, Series B (Series B Preferred Stock), have been deducted from income or added to the loss applicable to common shares. Dividends on the Company's Series B Preferred Stock have not been paid since the first quarter of 1982. The Company is in arrears on such dividends in the amount of approximately $1,137,000 as of June 30, 1997.

                    DUNES HOTELS AND CASINOS INC.

                    QUARTERLY REPORT ON FORM 10-Q

                 FOR THE PERIOD ENDED JUNE 30, 1997


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

OVERVIEW

    On July 3, 1997, the Company completed the sale of its 57 residential lots in North Las Vegas, Nevada. Net proceeds to the Company were approximately $573,000 of which $318,000 was paid to Beal Bank, the purchaser of the SASA Obligation. In addition, the Company received a note and deed of trust in the amount of $72,597 representing reimbursement of water fees previously paid. The note was paid in full on July 21, 1997.

    On July 15, 1997, the Company completed the sale of the White Ranch. Net proceeds from the sale were approximately $5,965,000 of which approximately $2,985,500 was paid to the Company. The balance of the proceeds were paid to the other 50% owner of the White Ranch.

    On May 29, 1997, SHF signed a contract (the Contract) in the amount of $1,651,800 with Tolson Construction Company (the Contractor) for the construction of the Drying Facility adjacent to the rice storage facility in Yolo County, California. The Contract does not include certain costs such as permits, landscaping, paving, utility lines, interest costs, etc. These additional costs are estimated to be between
$200,000  and  $250,000.   As  of July 31,  1997,  SHF  has  paid
approximately $980,000 of which approximately $946,000 has been paid to the Contractor. In connection with the financing of the Drying Facility construction, SHF has entered into the following agreements

                    DUNES HOTELS AND CASINOS INC.

                    QUARTERLY REPORT ON FORM 10-Q

                 FOR THE PERIOD ENDED JUNE 30, 1997


with  ICON  Cash   Flow    Partners,   L.P.,  Series   E   (ICON,
LP) and ICON Financial Corp. (ICON):  (1)  A promissory note (the
Note) dated April 3, 1997, between ICON, LP and SHF in the principal amount of $1,150,000, with interest thereon at the rate of 12% per annum. Interest is payable on the first day of the month following the first advance and on the first day of the month thereafter. In the event the Drying Facility is not completed by December 31, 1997, the Note will be payable on demand. If the Drying Facility is completed before December 31, 1997, advances made under the Note will be rolled into the equipment lease financing as of the Base Lease Commencement Date (the last day of the month following the date the Drying Facility is declared complete by both SHF and ICON, LP). As of July 31, 1997, SHF has drawn $446,000 against the note. (2) A Master Equipment Lease (the Lease) dated April 3, 1997, between ICON and SHF. Beginning with the Base Lease Commencement Date, ICON will lease to SHF the Drying Facility for a period of five years. At the end of the five year period, SHF will have the right to purchase not less than all of the Drying Facility for $1.00. The monthly rental under the Lease will be approximately 2.202% of the funded Drying Facility cost. (estimated to be approximately $25,000 per month). In addition to being collateralized by the Drying Facility, SHF has provided additional collateral in the form of a Deed of Trust on certain parcels of property, including the parcel on which the storage facility is located. Both the Note and the Lease are guaranteed by MRI and the Company (the Guarantors). Before the Guarantors are liable for any deficiency, ICON or ICON, LP must first proceed against the Drying Facility and the additional collateral. Both the Lease and the Note contain certain events of defaults, one of which relates to any material adverse change in the business or financial condition of SHF or the Guarantors (defined as a reduction of Tangible Net Worth of 20% or more) and to the loss of Farmers Rice Coop as a customer. These events of defaults only apply during the period the Note remains unpaid. Because construction of the Drying Facility commenced later than anticipated, the Company is unable to predict if the Drying Facility will be completed in time for the 1997 rice drying season (approximately September 15 to November 15).

John B. Anderson, Edith Anderson, Cedar Development Co., J.A. Inc. and J.B.A. Investments, Inc. (collectively the Anderson Parties) are involved in litigation with the Federal Deposit Insurance Corporation (the FDIC). This matter is more fully described in the Company's Form 10-K for the year ended December 31, 1996, see "Item 3. Legal Proceedings - Federal Deposit Insurance Corporation, et al v. John B. Anderson et al."; Form 8-K, "Item 5. Other Events," dated February 4, 1997; Form 8-K, "Item 5. Other Events", dated March 26, 1997; and Form 8-K, "Item 5. Other Events," dated July 8, 1997. Mr. Anderson, through his ownership of Cedar Development Company (Cedar) the parent of Baby Grand Corp. (BGC) and J.B.A. Investments, Inc. (J.B.A.), owns approximately 4,280,756 shares or 67,2% of the outstanding common stock of the Company. Of these shares (i) 3,000,000 shares or 47.1% of the outstanding common stock of the Company (the Pledged Dunes Shares) are pledged as collateral in favor of entities of which the FDIC is a successor and /or assign and (ii) 1,280,756 shares or 20.1% of the outstanding common shares are pledged to

                    DUNES HOTELS AND CASINOS INC.

                    QUARTERLY REPORT ON FORM 10-Q

                 FOR THE PERIOD ENDED JUNE 30, 1997


MRI as collateral for the BGC Note. In April 1997, the Company was informed that the FDIC had filed application with the Nevada Gaming Control Board (NGCB) and the Nevada Gaming Commission
(NGC) for permission  to  enforce  the FDIC's security   interest
in,  including the right to vote, the common stock of  Cedar, BGC
and other  entities.   The successful enforcement of the security
interest by the FDIC in the common stock of the foregoing companies would, among other things, result in a change in
control of such  companies.   The  NGCB  referred the matter back
to the NGCB staff for further review. As of July 31,1997, the FDIC has not received the specific permission of the NGCB or the NGC to vote the pledged Shares. On June 3, 1997, the FDIC filed a motion for a declaration that the FDIC has the right to excercise voting rights to the Pledged Dunes Shares, and requiring that stockholders meetings be held for the Company and certain
other entities.   On  July  8, 1997,  The  Nevada District  Court
granted the FDIC's motion.  In  August 1997, the Anderson Parties
filed in the Nevada District Court  a Motion  to   Clarify  Order
Granting Motion of FDIC for a Declaration of Voting Rights Respecting the Exercise of Voting for Certain Stock. The request for clarification is based on the fact that the Nevada District Court's order is silent as to whether or not the FDIC is required to comply with certain sections of the Nevada Gaming Commission Regulations requiring prior approval of the NGCB and the NGC before voting rights can be exercised by the FDIC. On July 3, 1997, the United States District Court, District of Nevada (the Nevada District Court) approved the FDIC's proposed plan (the Plan) for disposition of the collateral which includes
the  Pledged  Dunes  Shares.   The  Plan  requires,  among  other
things,  that  the  Special Master gather material to be provided
to prospective  bidders, to review  bids   and  negogitate   with
prospective bidders, to submit qualified bids to the Nevada District Court and to obtain hearing date at which time the Nevada District Court may consider any qualified overbids, as well as credit bids from the FDIC. The proposed time schedule
for the Plan  is  approximately 215 days.   Any proceeds from the
disposition of the Company's common shares held by BGC, and pledged to MRI, would be payable to MRI. The Company does not know if the FDIC will attempt to exercise voting right to the Pledged Dunes Shares. Should the FDIC successfully assert voting rights over, or dispose of, the Pledged Dunes Shares, there will
be a change  in control  of  the Company.   Although the  Company
is not a party to any of the above-referenced actions, a change in control of the Company (including Cedar or BGC) may adversely affect the Company's ability to collect on certain obligations owed to the Company by the Anderson Parties, including the BGC
Note in the approximate amount of $2,083,735 (including interest of approximately $167,000) from BGC. The Company cannot predict the outcome of the foregoing at this time.

The Company received a notice  from the California  Franchise Tax
Board (FTB) wherein the FTB alleges that one of the Company's subsidiaries owes California franchise tax, penalties and interest of approximately $563,000. The tax arose out of a gain in 1988 resulting form a foreclosure sale of certain real property owned by the subsidiary. The FTB contends that the gain is non-business income to the subsidiary and therefore should be allocated 100% to California without benefit of any

                    DUNES HOTELS AND CASINOS INC.

                    QUARTERLY REPORT ON FORM 10-Q

                 FOR THE PERIOD ENDED JUNE 30, 1997


losses of the Company. The Company has exhausted all of its appeals with the FTB and therefore this matter has been referred to the California State Board of Equalization (SBE). On June 12, 1997, the Company filed its Reply Brief with the SBE wherein the Company requested, based on reasons stated in the Reply Brief, that the SBE reverse the FTB's proposed assessment and withdraw its Notice of Proposed Assessment. Because of the likelihood of either litigation or a settlement, the Company has provided in its balance sheet $300,000 relating to this matter.

    The Company has no present intentions to pay dividends on either its common or preferred stock.

OPERATING RESULTS

   Results of operations for the six months ended June 30, 1997, were impacted by a write down of approximately $157,000 relating to real estate notes resulting from sales at The Fairways. This was a result of two of the original purchasers of lots at The Fairways asking to have their loans reduced so that their total investment in their lots would be closer to their current market value. Although the Company could have foreclosed on the lots and resold them, it was management's decision to grant the reduction rather than go through a lengthy and costly foreclosure proceeding.

THREE MONTHS ENDED JUNE 30, 1997  VS.   THREE  MONTHS  ENDED JUNE
30, 1996

REAL ESTATE

    The increase in revenues from the sale of real estate for the three months ended June 30, 1997 resulted from the sale of higher priced lots sold at The Fairways in the quarter ended June 30, 1997 when compared with the quarter ended June 30, 1996. Cost of real estate sold decreased because of a write down of the carrying value of the Fairway lots in a prior period.

    Net rental income from agricultural properties for the three months ended June 30, 1997 increased by approximately $81,000 when compared with the three months ended June 30, 1996. The increase was due to the recognition of rental income which had been deferred from prior periods. The decrease in cost and expenses of rental income for the three months ended June 30, 1997, was due to a decrease in water assessment fees.

AGRICULTURAL

    The loss from the rice drying and storage operations  for the three  months  ended  June  30,  1997  decreased by $64,000 when
compared  with  the  three  months  ended June  30,  1996.   The
decrease was

                    DUNES HOTELS AND CASINOS INC.

                    QUARTERLY REPORT ON FORM 10-Q

                 FOR THE PERIOD ENDED JUNE 30, 1997


primarily attributable to the termination of the lease of the West Sacramento rice dryer and the agreement to use the Cal-Dehy name, which also included a covenant not to compete.

GENERAL

    When compared with the three months ended June 30, 1996, corporate selling, general and administrative expenses increased by approximately $54,000; loss on real estate investments decreased by approximately $290,000; partnership losses decreased by approximately $64,000; interest income decreased by approximately $22,000; and interest expense increased by approximately $14,000.

    The increase in corporate selling, general and administrative expenses was due primarily to an increase in salaries of $17,000 as a result of severance pay paid to former employees and an increase in property taxes of approximately $19,000.

   The loss on real estate investments decreased because no further write down of the carrying value of the lots at The
Fairways was deemed necessary.

    The decrease in partnership losses was due to the termination of the Pine Ridge Joint Venture and Steadfast Cattle Company in
1996.

    The decrease in interest income and interest expense was due to principal collections on notes receivable and a reduction in the principal balance owing on the RTC note.

SIX MONTHS ENDED JUNE 30, 1997 VS. SIX MONTHS ENDED JUNE 30, 1996

REAL ESTATE

    Profit from the sale of real estate for the six months ended June 30, 1997, increased by $52,000 when compared to the six months ended June 30, 1996. This was a result of higher sales prices and a reduction of the carrying value of the lots taken in a prior period.

    Net rental from agricultural properties for the six months ended June 30, 1997, increased by $134,000 when compared with the six months ended June 30, 1996. This was due primarily to a reduction in water assessment fees and a reduction in the cost of toxic clean up at Sam Hamburg Farm.

                    DUNES HOTELS AND CASINOS INC.

                    QUARTERLY REPORT ON FORM 10-Q

                 FOR THE PERIOD ENDED JUNE 30, 1997


AGRICULTURAL

    Net loss from the rice drying and storage operation for the six months ended June 30, 1997, decreased by approximately $37,000 when compared with the six months ended June 30, 1996. The
decrease  was  primarily   attributable  to  the  termination  of
the lease of the West Sacramento drying facility and the agreement to use the Cal-Dehy name, which also included a covenant not to compete.

GENERAL

    When  compared  with  the  six  months  ended  June 30, 1996, operating  expenses  decreased  by  approximately  $143,000.  The decrease consisted of a net of a reduction in loss on real estate investments of $290,000, an increase in bad debts, net of recoveries, of $169,000 and a decrease in depreciation expense. The loss on real estate investments was a result of the Company writing down the carrying value of the Fairway lots. The increase in bad debt expense relates to the reduction of certain notes receivable resulting from the sale of lots at The Fairways which is described above. Depreciation expense decreased because the Company does not depreciate property and equipment held for sale.

    The decrease in interest and dividend income for the six months ended June 30, 1997, was due to a reduction in the principal balance of various notes receivable.

    The  decrease  in   partnership   losses   was  due  to   the
termination  of  the  Pine  Ridge  Joint Venture  and   Steadfast
Cattle Company in 1996.

    Other charges increased by approximately $128,000 when compared with the six months ended June 30, 1996. The increase was due primarily to the settlement of certain liabilities related to the Pine Ridge Joint Venture and to the reduction of the carrying value of equipment used in the Steadfast Cattle operation.

LIQUIDITY AND CAPITAL RESOURCES

    During the six months ended June 30, 1997, cash, cash equivalents and marketable securities decreased by $288,000 from $1,810,000 at December 31, 1996, to $1,522,000 at June
30, 1997. The most significant source of cash during the six months ended June 30, 1997, was the collection of loans made to others, including related parties, of $324,000. The most significant uses of cash during the six months ended June 30, 1997, consisted of payments on long-term debt ($313,000), payments on short term debt ($42,000), costs paid for the construction of the Drying Facility ($290,000) and an increase in investments of $316,000.

    The Company believes that its primary requirements for liquidity in the coming fiscal year will be to fund ongoing expenses at The Fairways, which include, among other things, association dues, water and sewer fees, property taxes and the final payment due the Rancho Murieta Association on December 31, 1997 for unpaid park fees; to fund the required payments on the note to the RTC; to fund a portion of the construction and carrying costs of the new rice dryer; to fund costs that may be incurred relating to the toxic clean-up at Sam Hamburg Farm; to fund amounts, if any, that may be due to the California Franchise Tax Board; and to fund general and administrative expenses. In addition, the
Company may be required to fund certain mortgage payments relating to the Solano County Option if the current owner is unable to do so.

    The Company believes that sources of required liquidity in addition to cash, cash equivalents and marketable securities at June 30, 1997, will be cash generated from the rice drying and storage facilities, collections on loans made to others, including related parties, anticipated lots sales at The Fairways, collections of notes receivable resulting from sales at The Fairways, proceeds from the sale of the White Ranch, completed on July 15, 1997, Success Payments related to the venture with Murieta Investors and the sale of the 57 lots in North Las Vegas completed on July 3, 1997. Based on known commitments, the Company believe s that the sources of cash described will be adequate to fund known liquidity requirements. However, if the sources of required liquidity prove to be insufficient to cover the Company's primary liquidity requirements, it will be necessary to sell some of the Company's non-income producing assets.

                    DUNES HOTELS AND CASINOS INC.

                    QUARTERLY REPORT ON FORM 10-Q

                 FOR THE PERIOD ENDED JUNE 30, 1997


                   PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDING

    None, except for the discussion contained in "Part I, Item 2, Management's Discussion and Analysis of Financial Condition and
Results of Operations."

ITEM 3.  DEFAULT UPON SENIOR SECURITIES

    Dividends  in arrears.  See Note 7 of Notes  to  Consolidated
Condensed Financial Statements.

ITEM 5.  OTHER EVENTS

    The Company moved its executive offices to Sacramento, California on May 31, 1997.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

   10.01   Construction  contract  dated  March 24, 1997, between
           SHF Acquisition Corporation  and  Tolson  Construction
           Co.   for  the  construction  of  a  new  rice  drying
           facility.

   10.02 Master Equipment Lease dated April 3, 1997, between ICON Financial Corp. and SHF Acquisition Corporation; Promissory Note dated April 3, 1997, in the principal amount of $1,150,000 between ICON Cash Flow Partners, L.P., Series E; Guaranty by Dunes Hotels and Casinos Inc. to ICON Financial Corp. dated May 19, 1997; Guaranty by M & R Investment Company, Inc. to ICON Financial Corp. dated May 19, 1997; Short Form Deed of Trust and Assignment of Rents dated May 21, 1997, by SHF Acquisition Corporation in favor of ICON Cash Flow Partners, L.P., Series E

   27.01   Financial Data Schedule

(b) Reports on Form 8-K

    Form 8-K, dated July 8, 1997, wherein the Company reported that the Nevada District Court granted the FDIC's motion to allow it to vote the shares of common stock of the Company that the FDIC holds as collateral for Mr. Anderson's obligation to the FDIC.

                    DUNES HOTELS AND CASINOS INC.

                    QUARTERLY REPORT ON FORM 10-Q

                 FOR THE PERIOD ENDED JUNE 30, 1997


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



                               DUNES HOTELS AND CASINOS INC.
                                          Registrant



Date:                          By: /s/ James H. Dale
                                    James H. Dale
                                    Duly Authorized Officer and Chief
                                    Financial Officer

                          EXHIBIT INDEX


Item            Description                           Page No.

10.01           Construction   contract   dated  March  24,  1997
                between  SHF  Acquisition Corporation  and Tolson
                Construction Co. for the construction of a new rice drying facility.

 10.02 Master Equipment Lease dated April 3, 1997, between ICON Financial Corp. and SHF Acquisition Corporation; Promissory Note dated April 3, 1997, in the principal amount of $1,150,000 between ICON Cash Flow Partners, L.P., Series E; Guaranty by Dunes Hotels and Casinos Inc. to ICON Financial Corp. dated May 19, 1997; Guaranty by M & R Investment Company, Inc. to ICON Financial Corp. dated May 19, 1997; Short Form Deed of Trust and Assignment of Rents dated May 21, 1997, by SHF Acquisition Corporation in favor of ICON Cash Flow Partners, L.P., Series E.

 27.01          Financial data schedule