Form 10-Q
period 1997-09-30
DUNES HOTELS & CASINOS INC
filed 1997-11-14
CIK 24004

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.,  20549

                            FORM 10-Q


(Mark One)
( X ) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended SEPTEMBER 30, 1997 or
             ------------------

(   )  Transition report pursuant to  Section 13 or 15(d) of  the
       Securities  Exchange  Act of 1934 for the transition period
       from                     to                   .
            -------------------    ------------------

Commission File No. 1-4385

                  DUNES HOTELS AND CASINOS INC.
-------------------------------------------------------------------
       (Exact name of registrant as specified in its charter)

         NEW YORK                                   11-1687244
-------------------------------------------------------------------
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                  Identification No.)

4600 Northgate Boulevard, Suite 130, Sacramento, California  95834
-------------------------------------------------------------------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code  (916) 929-2295
                                                  -----------------

-------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         YES  X    NO
                            -----    -----

               Applicable Only to Corporate Issuers

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                 Outstanding at
       Class                                     October 31, 1997
----------------------------                     ----------------
Common Stock, $.50 par value                     6,375,096 shares

          DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES

                  QUARTERLY REPORT ON FORM 10-Q

             FOR THE PERIOD ENDED SEPTEMBER 30, 1997

                              INDEX

                                                             Page
Part I.  Financial Information

           Item 1.  Financial Statements

           Consolidated Condensed Balance Sheets
            September 30, 1997 and December 31, 1996            3

           Consolidated Condensed Statements of Income
            (Loss) for the three months ended September
            30, 1997 and 1996                                   5

           Consolidated Condensed Statements of Income
            (Loss) for the nine months ended September
            30, 1997 and 1996                                   7

           Consolidated Condensed Statements of Cash Flows
            for the nine months ended September 30, 1997
            and 1996                                            9

           Notes to Consolidated Condensed Financial
            Statements, September 30, 1997 and 1996            10

           Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations      20

Part II. Other Information

           Item 1.  Legal Proceedings                          30

           Item 3.  Defaults Upon Senior Securities            30

           Item 5.  Other Events                               30

           Item 6.  Exhibits and Reports on Form 8-K           30

           Signatures                                          31

               DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES

                   CONSOLIDATED CONDENSED BALANCE SHEETS

                 SEPTEMBER 30, 1997 AND DECEMBER 31, 1996


                                 ASSETS
                                                                                 September      December
                                                                                  30, 1997      31, 1996
                                                                                ------------  ------------
                                                                                (Unaudited)
                                                                                  (Dollars in thousands)

Cash and cash equivalents                                                       $     3,092   $     1,283

Marketable securities                                                                 1,678           527

Receivables
  Trade, less allowance 1997, $60; 1996, $141                                            96           133
  Related party, less allowance of $1,899 in 1997 and 1996                              112           397
  Real estate sales, less allowance of $64 in 1997                                      452           928
  Other                                                                                  20            47

Inventory of real estate held for sale                                                4,441        10,919

Inventory, other                                                                                       38

Prepaid expenses                                                                        148           116

Property and equipment including capitalized lease equipment of $1,804 in 1997 less accumlated depreciation and
         amortiztion1997, $482;  1996, $424                                           3,341         1,678

Investments                                                                             644         1,049

Deferred costs and other                                                                  5            11
                                                                                ------------  ------------
                                                                                $    14,029   $    17,126
                                                                                ============  ============

                                      (continued)


                     DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES

                    CONSOLIDATED CONDENSED BALANCE SHEETS (CONTINUED)

                        SEPTEMBER 30, 1997 AND DECEMBER 31, 1996


                          LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                                 September      December
                                                                                  30, 1997      31, 1996
                                                                               -------------  ------------
                                                                               (Unaudited)
                                                                                 (Dollars in thousands)
Accounts payable                                                               $        183   $        98

Accrued expenses                                                                        240           246

Deferred income                                                                          99            70

Income taxes                                                                            307           247

Short-term debt                                                                          98            69

Long-term debt including capitalized lease obligations of $991 in 1997                2,244         1,955

Accrued preferred stock dividends                                                     1,155         1,101
                                                                               -------------  ------------
           Total liabilities                                                          4,326         3,786

Minority interest                                                                       234         2,897

Shareholders' equity
  Preferred stock - authorized 10,750,000 shares ($.50 par);
           issued 10,512 shares Series B $7.50 cumulative
           preferred stock, outstanding 9,250 shares in 1997 and 1996,
           aggrerate liquidation value $2,355 including dividends in arrears              5             5

  Common stock - authorized 25,000,000 shares ($.50 par);
           issued 7,799,780 shares, outstanding 6,375,096
           shares in 1997 and 1996                                                    3,900         3,900

  Capital in excess of par                                                           25,881        25,881

  Deficit                                                                           (18,317)      (17,343)
                                                                               -------------  ------------
                                                                                     11,469        12,443
  Treasury stock at cost; Preferred - Series B, 902 shares
           Common 1,424,684 shares in 1997 and 1996                                   2,000         2,000
                                                                               -------------  ------------
           Total shareholders' equity                                                 9,469        10,443
                                                                               -------------  ------------
                                                                               $     14,029   $    17,126
                                                                               =============  ============

  See accompanying notes to consolidated condensed financial statements

                    DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES

                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME (LOSS)

                   THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                                      UNAUDITED

                                                       1997         1996
                                                  ------------  -----------
                                                (Dollars in thousands, except
                                                           per share)
Operating revenues:
  Sales of real estate                            $     6,627   $      165
  Cost of real estate sold                              6,144          189
                                                  ------------  -----------
                                                          483          (24)
                                                  ------------  -----------
  Rental income - agricultural properties                 120          435
  Cost and expense of rental income                        12           12
                                                  ------------  -----------
                                                          108          423
                                                  ------------  -----------
  Rice drying and storage revenues                        342          271
  Cost of rice drying and storage                         153          142
                                                  ------------  -----------
                                                          189          129
                                                  ------------  -----------
  Miscellaneous income - net                               18            2
                                                  ------------  -----------
                                                          798          530
                                                  ------------  -----------
Operating expenses:
  Selling, administrative and general
    Corporate                                             267          288
    Real estate operations                                 72           61
  Bad debts, net of recoveries                            (24)          45
  Loss on real estate investments                         400
  Depreciation                                             17           25
                                                  ------------  -----------
                                                          732          419
                                                  ------------  -----------
Income before other credits (charges) and
  minority interest                                        66          111
                                                  ------------  -----------
Other credits (charges):
  Interest and dividend income                             83          114
  Interest expense                                        (17)         (55)
  Partnership income                                                    40
  Securities gains (losses), net                           24
  Other                                                    16          (15)
                                                  ------------  -----------
                                                          106           84
                                                  ------------  -----------

                                   (continued)


              DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES

        CONSOLIDATED CONDENSED STATEMENTS OF INCOME (LOSS) (CONTINUED)

               THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                                UNAUDITED

                                                       1997         1996
                                                  -----------   ----------
                                                (Dollars in thousands, except
                                                               per share)
Income before minority interest                          172           195

Minority interest in income of the White Ranch          (234)
                                                  -----------   -----------
Net income (loss)                                 $      (62)   $      195
                                                  ===========   ===========

Income (loss) per common share:                   $    (0.01)   $     0.03
                                                  ===========   ===========


  See accompanying notes to consolidated condensed financial statements.

                  DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF INCOME (LOSS)

                  NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                                   UNAUDITED

                                                        1997         1996
                                                   ------------  -----------
                                                 (Dollars in thousands, except
                                                             per share)
Operating revenues:
  Sales of real estate                             $     7,074   $      608
  Cost of real estate sold                               6,572          665
                                                   ------------  -----------
                                                           502          (57)
                                                   ------------  -----------
  Rental income - agricultural properties                  425          758
  Cost and expense of rental income                         95          247
                                                   ------------  -----------
                                                           330          511
                                                   ------------  -----------
  Rice drying and storage revenues                         412          341
  Cost of rice drying and storage                          344          370
                                                   ------------  -----------
                                                            68          (29)
                                                   ------------  -----------
  Miscellaneous income - net                                55           47
                                                   ------------  -----------
                                                           955          472
                                                   ------------  -----------
Operating expenses:
  Selling, administrative and general
    Corporate                                              825          853
    Real estate operations                                 165          155
  Bad debts, net of recoveries                             100
  Loss on real estate investments                          400          290
  Depreciation                                              52           74
                                                   ------------  -----------
                                                         1,542        1,372

Loss before other credits (charges), income        ------------  -----------
  taxes and minority interest                             (587)        (900)
                                                   ------------  -----------
Other credits (charges):
  Interest and dividend income                             199          276
  Interest expense                                        (103)        (140)
  Partnership income (loss)                                            (109)
  Securities gains                                          40
  Other                                                    (97)
                                                   ------------  -----------
                                                            39           27
                                                   ------------  -----------

                                    (continued)


                 DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES

          CONSOLIDATED CONDENSED STATEMENTS OF INCOME (LOSS) (CONTINUED)

                 NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                                     UNAUDITED

                                                        1997         1996
                                                    -----------  -----------
                                                  (Dollars in thousands, except
                                                                 per share)
Loss before income taxes and minority interest            (548)        (873)

Income taxes                                               (53)
                                                    ------------  -----------

Loss before minority interest                             (601)        (873)

Minority interest in income of the White Ranch            (319)
                                                    ------------  -----------

Net income (loss)                                   $     (920)   $    (873)
                                                    ============  ===========



Income (loss) per common share:                     $    (0.14)   $   (0.14)
                                                    ============  ===========

     See accompanying notes to consolidated condensed  financial statements


            DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES

           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

            NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                              UNAUDITED


                                                     1997          1996
                                                -------------  ------------
                                                   (Dollars in thousands)

Cash flows from operating activities:
  Net cash provided by  operating activities    $      3,498   $       176
                                                -------------  ------------
Cash flows from investing activities:
  Decrease (increase) in investments                  (1,151)          516
  Decrease (increase) in notes receivable                788            79
  Increase in real estate held for sale                                (69)
  Purchase of equipment                               (1,804)
                                                -------------  ------------
                                                      (2,167)          526
                                                -------------  ------------

Cash flows from financing activities:
  Increase in long-term debt                           1,152
  Payments on long-term debt                            (703)         (543)
  Increase in short-term debt                             29            35
                                                -------------  ------------
                                                         478          (508)
                                                -------------  ------------

Increase in cash and cash equivalents                  1,809           194

Cash and cash equivalents, beginning of period         1,283           495
                                                -------------  ------------

Cash and cash equivalents, end of period        $      3,092   $       689
                                                =============  ============

See accompanying notes to consolidated condensed financial statements

           DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES

       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                     SEPTEMBER 30, 1997 AND 1996

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

                     SEPTEMBER 30, 1997 AND 1996

                               UNAUDITED

 1.   Summary of significant accounting policies (continued):

      The  results  of  operations  for  the  nine  months  ended
      September 30, 1997, are not necessarily indicative of the results to be expected for the full year.

      Capitalized interest:

      The Company follows the policy of capitalizing interest as a component of the cost of property and equipment constructed for its own use. For the nine months ended September 30, 1997, the Company capitalized approximately $15,000 of
      interest   in connection with the construction of the  rice
      drying facility (the Drying Facility). The capitalization rate that was used was 12% which is the rate applicable to
      the  debt  related  to  the   construction  of  the  Drying
      Facility.

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

      Reclassifications:

      For the nine months ended September 30, 1996, the Company has changed the format of its Consolidated Condensed Statement of Income (Loss) to conform to the September 30, 1997 presentation. The Company believes this change better reflects the revenues and expenses of the segments within which the Company operates.

           DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES

       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                     SEPTEMBER 30, 1997 AND 1996

                               UNAUDITED


2.    Fair value of financial instruments:

      Estimated fair value of the Company's financial instruments
      (all of which are held for non-trading purposes) are as follows:

                                              Carrying      Fair
                                               Amount       Value
                                             ----------  ----------
                                            (Dollars in thousands)
      Cash and cash equivalents             $    3,092    $  3,092 (a)
      Marketable securities                      1,678       1,678 (a)
      Notes receivable, real estate
        sales, net of allowance of $64             452         452 (b)
      Note receivable, related party,
        net of allowance                           112             (c)
      Solano County Option, net of
        allowance of $400                          644         644 (d)
      Long-term debt                            (2,244)       (992)(e)

      (a) The carrying amount approximates fair value of cash, cash equivalents and marketable securities. For marketable securities, fair values are estimated based on quoted market prices as of September 30, 1997.

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

                     SEPTEMBER 30, 1997 AND 1996

                               UNAUDITED

2.   Fair value of financial instruments (continued):

           5. Other Events,"  dated  February 4, 1997;  Form 8-K,
           "Item 5. Other Events," dated March 26, 1997; and Form
           8- K, "Item 5. Other Events," dated July 8, 1997.

      (d)  The  fair  value  of  the  Solano   County  Option  is
           estimated based on the amount for which management believes that the property under option could be sold. The Company originally paid $1,000,000 to acquire the option to purchase the Solano County property for $3,000,000. It is management's belief that the Solano County Property could currently be sold for $2,600,000. Based on a sales price of $2,600,000 the Company would only recover $600,000 of its original option payment. Therefore the Company has written down its investment in the Salono County option by $400,000. The owner of the property under option has informed the Company that it is two payments in arrears, which approximates $150,000, including interest, on the first mortgage lien which had a balance due of approximately $1,356,000 as of December 31, 1996. The Company and the owner are continuing to attempt to negotiate a solution. If the Company and the owner are unable to arrive at a solution, the Company may make the payments to the mortgage lien holder in order to protect its investment in the
           Solano County Option. The Company is unable to predict what the outcome of this matter will be. The Solano County Option is more fully described in the Company's Form 10-K for the year ended December 31, 1996, see "Item 1. Business - Real Estate Segment - Solano County Option."

      (e) The fair value of long-term debt payable to Beal Bank is not subject to reasonable estimation because the debt arose principally as a result of the settlement of a dispute. The settlement is described in detail in the Company's Form 10-K for the year ended December 31, 1996, see "Item 1. Business - Resolution of SASA Dispute." The fair value of the capitalized lease obligation is based on current rates at which the Company could borrow funds with similar remaining maturities.

           DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES

       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                     SEPTEMBER 30, 1997 AND 1996

                               UNAUDITED

3.    Inventory of real estate held for development and sale:

                                                1997       1996
                                              --------   --------
                                            (Dollars in thousands)
      The Fairways (a)                        $ 4,255    $ 4,664
      Residential lots, North Las Vegas (b)        -         469
      White Ranch (c)                              -       5,600
      Sam Hamburg Farm (d)                       146         146
      Other                                       40          40
                                             --------    --------
                                             $ 4,441     $10,919
                                             ========    ========

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

      (d)  See footnote  6b  of  Notes  to Consolidated Condensed
           Financial Statements regarding the chemical cleanup at Sam Hamburg Farm.

           DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES

       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                     SEPTEMBER 30, 1997 AND 1996

                               UNAUDITED

4.    Related party transactions:

      John B. Anderson, the Company's controlling stockholder and Chairman of the Board of Directors of the Company, and entities owned or controlled by him (Anderson Entities) own approximately 4,280,000 shares or 67.2% of the Company's outstanding common stock as of October 31, 1997. Of those shares, 3,000,000 or 47.1% of the Company's outstanding common stock are subject to the rights and claims of the Federal Deposit Insurance Corporation (the FDIC). See footnote 6d of Notes to Consolidated Condensed Financial Statements.

      In August 1997, the Company entered into a verbal agreement to use the West Sacramento drying facility for the purpose of drying long-grain rice during the 1997 rice drying season. Rental for the West Sacramento drying facility was $20,000 plus 50% of the rice drying and storage profit after deduction of the $20,000 rent payment.

      On October 16, 1997, the Company loaned James H. Dale, the president of MRI, $85,000. The loan is for three years with interest at 9% payable monthly. The loan is collateralized by a first deed of trust on real property and a conditional assignment of Mr. Dale's directors fees.

5.    Property and equipment:

      On May 29, 1997, SHF signed a contract (the Contract) in the amount of $1,651,800 with Tolson Construction Company
      (the  Contractor)  for  the  construction   of  the  Drying
      Facility adjacent to the rice storage facility in Yolo County, California. The Contract does not include certain costs such as permits, landscaping, paving, utility lines, interest costs, etc. These additional costs are estimated to be between $200,000 and $250,000. As of October 31,
      1997,  SHF  had  paid  approximately  $1,491,400   to   the
      Contractor   in   accordance    with   the   contract   and
      approximately $312,000  to other parties for the additional
      costs.   In connection with  the  financing of  the  Drying
      Facility  construction,  SHF  entered  into  the  following
      agreements   with ICON Cash Flow  Partners,  L.P., Series E
      (ICON, LP)  and  ICON   Financial   Corp.  (ICON):  (1)   A
      promissory note (the Note) dated April 3, 1997, between ICON, LP and SHF in the principal amount of $1,150,000, with interest thereon at the rate of 12% per annum. Interest is payable on the first day of the month following the first advance and on the first day of the month thereafter. Upon completion of the Drying Facility advances made under the Note will be rolled into the equipment lease financing as of the Base Lease

      Commencement Date (the last day of the month following the date the Drying Facility is declared complete by both SHF and ICON LP). As of October 31, 1997, SHF had drawn
      approximately  $991,000  against the Note.   (2)  A  Master
      Equipment Lease (the Lease) dated April 3, 1997, between ICON and SHF. Beginning with the Base Lease Commencement Date, ICON will lease to SHF the Drying Facility for a
      period of five years.   At the end of the five year period,
      SHF will have the right to purchase not less than all of the Drying Facility for $1.00. The monthly rental under the Lease will be approximately 2.202% of the funded Drying Facility cost (estimated to be approximately $25,000 per month). In addition to being collateralized by the Drying Facility, SHF has provided additional collateral in the form of a Deed of Trust on certain parcels of property, including the parcel on which the storage facility is located. Both the Note and the Lease are guaranteed by MRI and the Company (collectively the Guarantors). Before the Guarantors are liable for any deficiency, ICON or ICON, LP must first proceed against the Drying Facility and the additional collateral. Both the Lease and the Note contain certain events of defaults, one of which relates to any material adverse change in the business or financial
      condition   of   SHF   or   the  Guarantors  (defined  as a
      reduction of Tangible Net Worth of 20% or more) and another relates to the loss of Farmers as a customer. These events of defaults only apply during the period the Note remains
      unpaid.   The  Drying  Facility  commenced   operations  on
      approximately September 15, 1997.

6.   Contingencies:

     a. As of September 30, 1997, there were no material legal proceedings pending against the Company. However, see footnote 6d of Notes to Consolidated Condensed Financial Statements regarding legal proceedings, not involving the Company, that may have a material adverse effect on the Company.

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

           DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES

       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                     SEPTEMBER 30, 1997 AND 1996

                               UNAUDITED

6.   Contingencies (continued)

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

          As of September 30, 1997, the Company has paid approximately $500,000, including the $100,000 expended for the cleanup relating to the diesel storage tank, and accrued an estimated $174,000 relating to the balance of the clean-up of the contaminated earth. That estimate could change as the remediation work takes place.

     c. The Company received a notice from the California Franchise Tax Board (FTB) wherein the FTB alleges that
          one of the  Company's  subsidiaries  owes   California
          franchise tax, penalties and interest of approximately
          $563,800.   The  tax  arose  out of  a  gain  in  1988
          resulting  from  a  foreclosure  sale  of certain real
          property  owned by the subsidiary.   The  FTB contends
          that the gain is non-business income to the subsidiary and therefore should be allocated 100% to California without the benefit of any of the losses of the Company. The Company has exhausted all of its appeals with the FTB and therefore this matter has been referred to the California State Board of Equalization
          (SBE). On June 12, 1997, the Company filed its Reply Brief with the SBE wherein the Company requested, based on reasons stated in the Reply Brief, that the SBE reverse the FTB's proposed assessment and withdraw its
          Notice  of    Proposed   Assessment.  Because  of  the
          likelihood of either litigation or a settlement, the Company has provided in its balance sheet $300,000 relating to this matter. The Company has been informed that a hearing date regarding this matter has been set for December 4, 1997.

           DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES

       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                     SEPTEMBER 30, 1997 AND 1996

                               UNAUDITED

6.   Contingencies (continued):

     d. John B. Anderson, Edith Anderson, Cedar Development Co., J.A. Inc. and J.B.A. Investments, Inc. (collectively the Anderson Parties) are involved in litigation with the Federal Deposit Insurance Corporation (the FDIC). This matter is more fully described in the Company's Form 10-K for the year ended December 31, 1996, see "Item 3. Legal Proceedings - Federal Deposit Insurance Corporation, et al v. John B. Anderson et al."; Form 8-K, "Item 5. Other Events," dated February 4, 1997; Form 8-K, "Item 5. Other Events," dated March 26, 1997; and Form 8-K, "Item 5. Other Events," dated July 8,
          1997.  Mr. Anderson,  through his  ownership of   Cedar
          Development Co. (Cedar), the parent of Baby Grand Corp.
          (BGC)  and  J.B.A.  Investments,  Inc.  (J.B.A.),  owns
          approximately  4,280,756  shares  or   67.2%   of   the
          outstanding common stock of the Company. Of these shares (i) 3,000,000 shares or 47.1% of the outstanding common stock of the Company (the Pledged Dunes Shares) are pledged as collateral in favor of entities of which the FDIC is a successor and/or assign and (ii) 1,280,756 shares or 20.1% of the outstanding common shares are pledged to MRI as collateral for the BGC Note. In April 1997, the Company was informed that the FDIC had filed applications with the Nevada Gaming Control Board (the
          NGCB) and the Nevada Gaming Commission (the NGC) (the NGCB and the NGC are collectively referred to herein as
          the   Nevada  Gaming  Authorities)  for  permission  to
          enforce the FDIC's security interest in, including the right to vote, the common stock of Cedar, BGC and other
          entities.   The successful enforcement of  the security
          interests by the FDIC in the common stock of the foregoing companies would, among other things, result in a change in control of such companies as well as the Company. The NGCB referred the matter back to
          the  NGCB   staff  for   further   review.    On   June
          3, 1997, the FDIC filed a motion in the United States District Court, District of Nevada (the Nevada District Court) (i) for a declaration that the FDIC has the right to exercise voting rights to the Pledged Dunes
          Shares, and (ii) to require the Company and other entities to hold their respective stockholders meetings. On July 8, 1997, the Nevada District Court granted the FDIC's motion. In August 1997, the Anderson Parties filed in the Nevada District Court a motion for clarification of the Nevada District Court's order granting the FDIC's motion. The

           DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES

       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                     SEPTEMBER 30, 1997 AND 1996

                               UNAUDITED


6.   Contingencies (continued):

          request for clarification is based on the fact that the Nevada District Court's order is silent as to whether or not the FDIC is required to comply with certain sections of the NGC Regulations requiring prior approval of the NGCB and NGC before voting rights can be exercised by the FDIC. On September 8, 1997, the Nevada District Court denied the Anderson Parties' motion. On July 3, 1997, the Nevada District Court approved the FDIC's
          proposed   plan  (the  Plan)  for  disposition  of  the
          collateral which includes the Pledged Dunes Shares. The Plan requires, among other things, that the Special Master gather material to be provided to prospective bidders, to review bids and negogiate with prospective bidders, to submit qualified bids to the Nevada District Court and to obtain a hearing date at which time the
          Nevada   District  Court  may  consider  any  qualified
          overbids, as well as credit bids for the FDIC. The proposed time schedule of the Plan is approximately 215 days or January 24, 1998. The Company believes any proceeds from the disposition of the Company's common shares held by BGC, and pledged to MRI, would be payable to MRI. Should the FDIC successfully assert voting rights over, or dispose of, the Pledged Dunes Shares, there will be a change in control of the Company. The Company has been advised that Cedar and BGC each received letters dated November 3, 1997, from the FDIC asserting the FDIC's "rights with regard to the Cedar and BGC stock, advising each of Cedar and BGC that " no corporate action should be taken which is inconsistent in any manner with the rights of the FDIC" and demanding that a special meeting of the stockholders of each of Cedar and BGC be forthwith noticed and held, "at which
          meeting   the   FDIC,  acting  pursuant  to  the  above
          described authority, intends to vote the Cedar and BGC stock to remove the existing board of directors of Cedar and BGC and to elect a designee of the FDIC to constitute the entire board of directors thereof." The letter sent to BGC additionally states as follows: "Such action will be taken with a view to then authorize BGC to surrender its Nevada Gaming License and to enable the appointment of a supervisor with respect to its gaming activities. Each of the letters further provides that Cedar and BGC are to call a special meeting of stockholders and that if such meetings are not held on or before November 20, 1997, the FDIC may petition the Nevada District Court to enter such further orders as may be required to notice and hold such meetings or to permit the FDIC to take such actions by unanimous written consent, for such sanctions as the Nevada District Court may deem necessary or appropriate for the failure to comply with the court orders, and for such other relief as may be deemed necessary and appropriate. As

           DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES

       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                     SEPTEMBER 30, 1997 AND 1996

                               UNAUDITED


6.   Contingencies (continued):

          a result of the above-described potential future actions by the FDIC, the ability of BGC to pay the $2,000,000
          indebtedness   owed   to  the  Company  may  be further
          substantially  impaired.   The Company cannot presently
          predict what action Cedar or BGC  may take in  reaction
          to  the   above-described  notice  from  the FDIC, what
          additional actions the FDIC may take in reaction thereto, or what other actions other parties, including the Nevada Gaming Authorities and the holder of the first deed of trust on BGC's Maxim Hotel and Casino, may take with respect to the foregoing. Without limitation, the above actions of the FDIC, if successful, will likely constitute events of default under the first deed of trust indebtedness on BGC's Maxim Hotel and
          Casino,   which   may  cause  other events  which  will
          substantially impair the ability of BGC to repay the indebtedness to the Company.

7. Loss per common share:

   Loss per common share has been computed using the number of shares outstanding (6,375,096) at September 30, 1997 and 1996. Dividends on the Company's non-convertible preferred stock, Series B (Series B Preferred Stock), have been deducted from income or added to the loss applicable to common shares. Dividends on the Company's Series B Preferred Stock have not been paid since the first quarter of 1982. The Company is in arrears on such dividends in the amount of approximately $1,155,000 as of September 30, 1997.

                   DUNES HOTELS AND CASINOS INC.

                   QUARTERLY REPORT ON FORM 10-Q

             FOR THE PERIOD ENDED SEPTEMBER 30, 1997


 ITEM  2.   MANAGEMENT'S  DISCUSSION AND  ANALYSIS  OF  FINANCIAL
 CONDITION AND RESULTS OF OPERATIONS

 Section 21E of the Securities Exchange Act of 1934 provides a "safe harbor" for forward-looking statements. Certain information included herein contains statements that are forward-looking, such as anticipated liquidity requirements for the coming fiscal year, anticipated sources of liquidity for the coming fiscal year, the collectibility of certain receivables, the impact of anticipated asset sales and potential changes in control of the Company. Such forward-looking information involves important risks and uncertainties that could significantly affect the Company's financial condition and future results of operations, and, accordingly, such future financial condition and results of operations may differ from those expressed in any forward-looking statements made herein. These risks and uncertainties include, but are not limited to, those risks relating to actual costs necessary to clean-up certain real property chemical contamination, real estate market conditions and general economic conditions, the abilities of certain third parties to obtain financing and otherwise perform under real estate purchase agreements, potential changes in control of certain affiliate controlled entities, and the outcome of certain litigation and other risks. The Company cautions readers not to place undue reliance on any such forward-looking statements, and, such statements speak only as of the date made.

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

 On May 29, 1997, SHF signed a contract (the Contract) in the amount of $1,651,800 with Tolson Construction Company (the Contractor) for the construction of a rice drying facility (the Drying Facility) adjacent to the rice storage facility in Yolo County, California. The Contract does not include certain costs such as

                   DUNES HOTELS AND CASINOS INC.

                   QUARTERLY REPORT ON FORM 10-Q

             FOR THE PERIOD ENDED SEPTEMBER 30, 1997


 permits, landscaping, paving, utility lines, interest costs, etc. These additional costs are estimated to be between $200,000 and $250,000. As of October 31, 1997, SHF had paid approximately $1,491,800 to the Contractor in accordance with the contract and approximately $312,000 to other parties for the additional costs. In connection with the financing of the Drying Facility construction, SHF has entered into the following agreements with ICON Cash Flow Partners, L.P., Series E (ICON,
 LP) and ICON Financial Corp. (ICON): (1)  A promissory note (the
 Note) dated April 3, 1997, between ICON, LP and SHF in the principal amount of $1,150,000, with interest thereon at the rate of 12% per annum. Interest is payable on the first day of the month following the first advance and on the first day of the month thereafter. Upon completion of the Drying Facility advances made under the Note will be rolled into the equipment lease financing as of the Base Lease Commencement Date (the last day of the month following the date the Drying Facility is declared complete by both SHF and ICON, LP). As of October 31, 1997, SHF has drawn $991,800 against the Note. (2) A Master Equipment Lease (the Lease) dated April 3, 1997, between ICON and SHF. Beginning with the Base Lease Commencement Date, ICON will lease to SHF the Drying Facility for a period of five years. At the end of the five year period, SHF will have the right to purchase not less than all of the Drying Facility for $1.00. The monthly rental under the Lease will be approximately 2.202% of the funded Drying Facility cost (estimated to be approximately $25,000 per month). In addition to being collateralized by the Drying Facility, SHF has provided additional collateral in the form of a Deed of Trust on certain parcels of property, including the parcel on which the storage facility is located. Both the Note and the Lease are guaranteed by MRI and the Company (collectively the Guarantors). Before the Guarantors are liable for any deficiency, ICON or ICON, LP must first proceed against the Drying Facility and the additional collateral. Both the Lease and the Note contain certain events of defaults, one of which relates to any material adverse change in the business or financial condition of SHF or the Guarantors (defined as a reduction of Tangible Net Worth of 20% or more) and another relates to the loss of Farmers Rice Coop as a customer. These events of defaults only apply during the period the Note remains unpaid. The Drying Facility commenced operations on approximately September 15, 1997.

 During the quarter ended September 30, 1997, the Company wrote down its investment in the Solano County Option by $400,000 because management believes that the option purchase price is in excess of the estimated fair value of the property under option.

                   DUNES HOTELS AND CASINOS INC.

                   QUARTERLY REPORT ON FORM 10-Q

             FOR THE PERIOD ENDED SEPTEMBER 30, 1997


 John B. Anderson, Edith Anderson, Cedar Development Co., J.A. Inc. and J.B.A. Investments, Inc. (collectively the Anderson Parties) are involved in litigation with the Federal Deposit Insurance Corporation (the FDIC). This matter is more fully described in the Company's Form 10-K for the year ended December 31, 1996, see "Item 3. Legal Proceedings - Federal Deposit Insurance Corporation, et al v. John B. Anderson et al."; Form 8-K, "Item 5. Other Events," dated February 4, 1997; Form 8-K, "Item 5. Other Events," dated March 26, 1997; and Form 8-K, "Item 5. Other Events," dated July 8, 1997. Mr. Anderson,
 through his ownership of Cedar  Development  Co.  (Cedar),   the
 parent of Baby Grand Corp. (BGC) and J.B.A. Investments, Inc. (J.B.A.), owns approximately 4,280,756 shares or 67.2% of the outstanding common stock of the Company. Of these shares (i) 3,000,000 shares or 47.1% of the outstanding common stock of the Company (the Pledged Dunes Shares) are pledged as collateral in favor of entities of which the FDIC is a successor and /or assign and (ii) 1,280,756 shares or 20.1% of the outstanding common shares are pledged to MRI as collateral for the BGC Note. In April 1997, the Company was informed that the FDIC had filed an application with the Nevada Gaming Control Board (NGCB) and the Nevada Gaming Commission (NGC) (the NGCB and the NGC are collectively referred to herein as the Nevada Gaming Authorities) for permission to enforce the FDIC's security interest in, including the right to vote, the common stock of Cedar, BGC and other entities. The successful enforcement of the security interest by the FDIC in the common stock of the foregoing companies would, among other things, result in a change in
 control of such companies as  well as  the  Company.   The  NGCB
 referred  the  matter back to the NGCB staff for further review.
 On   June  3,   1997,   the   FDIC   filed   a   motion  in  the
 United States District Court, District of Nevada (the Nevada District Court) (i) for a declaration that the FDIC has the right to exercise voting rights to the Pledged Dunes Shares, and
 (ii)  to  require the Company and certain other entities to hold
 their respective  stockholders  meetings.   On July 8, 1997, the
 Nevada  District  Court  granted the FDIC's motion.   In  August
 1997, the Anderson Parties filed in the Nevada District Court a motion for clarification of the Nevada District Court's order granting the FDIC's motion. The request for clarification is based on the fact that the Nevada District Court's order is silent as to whether or not the FDIC is required to comply with
 certain  sections  of  the  NGC   Regulations  requiring   prior
 approval of the NGCB and the NGC before voting rights can be exercised by the FDIC. On September 8, 1997, the Nevada District Court denied the Anderson Parties motion. On July 3, 1997, the Nevada District Court approved the FDIC's proposed plan (the Plan) for disposition of the collateral which includes
 the  Pledged  Dunes  Shares.   The  Plan  requires,  among other
 things,  that the Special Master gather material to be

                  DUNES HOTELS AND CASINOS INC.

                  QUARTERLY REPORT ON FORM 10-Q

             FOR THE PERIOD ENDED SEPTEMBER 30, 1997


 provided to prospective bidders, to review bids and negotitate with prospective bidders, to submit qualified bids to the Nevada District Court and to obtain a hearing date at which time the Nevada District Court may consider any qualified overbids, as well as credit bids from the FDIC. The proposed time schedule for the Plan is approximately 215 days or January 24, 1998. The Company believes any proceeds from the disposition of the Company's common shares held by BGC, and pledged to MRI, would
 be payable to MRI.   Should the  FDIC successfully assert voting
 rights over, or dispose of, the Pledged Dunes Shares, there will be a change in control of the Company. The Company has been advised that Cedar and BGC each received letters dated November 3, 1997, from the FDIC asserting the FDIC's "rights with regard to the Cedar and BGC stock, advising each of Cedar and BGC that "no corporate action should be taken which is inconsistent in any manner with the rights of the FDIC" and demanding that a special meeting of the stockholders of each of Cedar and BGC be forthwith noticed and held, "at which meeting the FDIC, acting pursuant to the above described authority, intends to vote the Cedar and BGC stock to remove the existing board of directors of Cedar and BGC and to elect a designee of the FDIC to constitute
 the entire board of directors thereof."   The letter sent to BGC
 additionally states as follows: "Such action will be taken with a view to then authorize BGC to surrender its Nevada Gaming License and to enable the appointment of a supervisor with respect to its gaming activities." Each of the letters further provide that Cedar and BGC are to call a special meeting of stockholders and that if such meetings are not held on or before November 20, 1997, the FDIC may petition the Nevada District Court to enter such further orders as may be required to notice and hold such meetings or to permit the FDIC to take such actions by unanimous written consent, for such sanctions as the Nevada District Court may deem necessary or appropriate for the failure to comply with the court orders, and for such other relief as may be deemed necessary and appropriate. As a result of the above-described potential future actions by the FDIC, the ability of BGC to pay the $2,000,000 indebtedness owed to the Company may be further substantially impaired. The Company cannot presently predict what action Cedar or BGC may take in reaction to the above-described notice from the FDIC, what additional actions the FDIC may take in reaction thereto, or what other actions other parties, including the Nevada Gaming Authorities and the first deed of trust holder on BGC's Maxim Hotel and Casino, may take with respect to the foregoing. Without
 limitation,  the  above-described   actions   of  the  FDIC,  if
 successful, will likely constitute events of default under the first deed of trust indebtedness on BGC's Maxim Hotel and Casino, which may cause other events which will substantially impair the ability of BGC to repay the indebtedness to the Company.

                  DUNES HOTELS AND CASINOS INC.

                  QUARTERLY REPORT ON FORM 10-Q

             FOR THE PERIOD ENDED SEPTEMBER 30, 1997


 The Company received a notice from the California Franchise Tax Board (FTB) wherein the FTB alleges that one of the Company's subsidiaries owes California franchise tax, penalties and interest of approximately $563,000. The tax arose out of a gain in 1988 resulting from a foreclosure sale of certain real property owned by the subsidiary. The FTB contends that the gain is non-business income to the subsidiary and therefore should be allocated 100% to California without benefit of any losses of the Company. The Company has exhausted all of its appeals with the FTB and therefore this matter has been referred to the California State Board of Equalization (SBE). On June 12, 1997, the Company filed its Reply Brief with the SBE wherein the Company requested, based on reasons stated in the Reply Brief, that the SBE reverse the FTB's proposed assessment and withdraw its Notice of Proposed Assessment. Because of the likelihood of either litigation or a settlement, the Company has provided in its balance sheet $300,000 relating to this matter. The Company has been informed that a hearing date regarding this matter has been set for December 4, 1997.

 The Company has no present intentions to pay dividends on either its common or preferred stock.

 OPERATING RESULTS

 Results of operations for the nine months ended September 30, 1997 were impacted by a write down of approximately $157,000 relating to real estate notes resulting from sales at The Fairways and a $400,000 write down of the investment in the Solano County Option. The write down of the Fairway notes was a result of two of the original purchasers of lots at The Fairways asking to have their loans reduced so that their total investment in their lots would be closer to their current market value. Although the Company could have foreclosed on the lots and resold them, it was management's decision to grant the reduction rather than go through a lengthy and costly foreclosure proceeding. The write down of the Solano County Option was due to management's belief that the fair value of the property under option is less than the option purchase price. These write downs were partially offset by the sale of the White Ranch and the 57 residential lots in North Las Vegas.

                   DUNES HOTELS AND CASINOS INC.

                   QUARTERLY REPORT ON FORM 10-Q

             FOR THE PERIOD ENDED SEPTEMBER 30, 1997


 Three  months  ended  September 30, 1997 vs.  Three Months ended
 September 30, 1996

 Real Estate

 The increase in revenues from the sale of real estate and the increase in cost of real estate sold for the three months ended September 30, 1997 resulted from the sale of the White
 Ranch and the 57 residential lots in North Las Vegas.

 Net rental income from agricultural properties for the three months ended September 30, 1997 decreased by approximately $315,000 when compared with the three months ended September 30, 1996. The decrease was due to the sale of portions of Sam Hamburg Farm and the sale of the White Ranch.

 Agricultural

 Profit from the rice drying and storage operations for the three months ended September 30, 1997 increased by $60,000 when compared with the three months ended September 30, 1996. The increase was due primarily to the increased efficiency of the new Drying Facility and the operation of the West Sacramento facility to dry and store long grain rice.

 General

 When compared with the three months ended September 30, 1996, corporate selling, general and administrative expenses decreased by approximately $21,000; loss on real estate investments increased by approximately $400,000; partnership losses decreased by approximately $40,000; interest income decreased by approximately $31,000; and interest expense decreased by approximately $38,000.The decrease in corporate selling, general and administrative expenses was due primarily to a decrease in salaries. The loss on real estate investments increased because of the write down of the investment in the Solano County Option. The decrease in partnership losses was due to the termination of the Pine Ridge Joint Venture and Steadfast Cattle Company in 1996. The decrease in interest income and interest expense was due to principal collections on notes receivable and a reduction in the principal balance owing on the RTC note.

                   DUNES HOTELS AND CASINOS INC.

                   QUARTERLY REPORT ON FORM 10-Q

             FOR THE PERIOD ENDED SEPTEMBER 30, 1997


 Nine  months  ended  September  30, 1997  vs.  Nine months ended
 September 30, 1996

 Real estate

 Profit from the sale of real estate for the nine months ended September 30, 1997, increased by $559,000 when compared to the nine months ended September 30, 1996. This was a result of higher sales prices of lots at The Fairways, the sale of the White Ranch and the sale of the 57 residential lots in North Las Vegas. The increase in cost of real estate sold was due to the sale of the White Ranch and the 57 lots in North Las Vegas.

 Rental income from agricultural properties for the nine months ended September 30, 1997, decreased by $181,000 when compared with the nine months ended September 30, 1996. The decrease in rental income from agricultural properties was due primarily to a reduction in water assessment fees, a reduction in the cost of toxic clean up at Sam Hamburg Farm, the sale of a portion of Sam Hamburg Farm and the sale of the White Ranch.

 Agricultural

 Profit from the rice drying and storage operation for the nine months ended September 30, 1997, increased by approximately $97,000 when compared with the nine months ended September 30, 1996. The increase in profit was primarily attributable to the termination of the 1996 lease of the West Sacramento drying facility and the agreement to use the Cal-Dehy name, the increased efficiency of the new Drying Facility, and the use of the West Sacramento facility to dry and store long grain rice.

 General

 When compared with the nine months ended September 30, 1996, operating expenses increased by approximately $170,000. The increase in operating expenses consisted primarily of an increase in loss on real estate investments of $110,000, and an increase in bad debts of $100,000. The increase in loss on real estate investments was a result of the Company writing down its investment in the Solano County Option. The increase in bad
 debt  expense  relates  to  the  reduction  of  certain   notes
 receivable resulting from the sale of lots at The Fairways which is described above. The decrease in interest and dividend income for the nine months ended September 30, 1997, was due to a reduction in the principal balance of various notes receivable
 primarily related to sales at The Fairways.   Interest  expense
 decreased as a result of principal payments made Beal Bank, the purchaser of the SASA Obligation.

 The decrease in partnership losses was due to the termination of the Pine Ridge Joint Venture and Steadfast Cattle Company in
 1996.

 LIQUIDITY AND CAPITAL RESOURCES

 During the nine months ended September 30, 1997, cash, cash equivalents and marketable securities increased by $2,960,000 from $1,810,000 at December 31, 1996, to $4,770,000 at September
 30, 1997. The most significant sources of cash during the nine months ended September 30, 1997, were from operations ($3,498,000); the collection of loans made to others ($788,000) and an increase in long-term debt of $1,152,000. The most significant uses of cash during the nine months ended September 30, 1997, consisted of payments on long-term debt ($703,000); payments on short term debt ($42,000); payments made for the construction of the Drying Facility ($1,804,000) and an increase in investments of $1,151,000.

 The Company believes that its primary requirements for liquidity in the coming fiscal year will be to fund ongoing expenses at The Fairways, which include, among other things, association dues, water and sewer fees, property taxes and the final payment due the Rancho Murieta Association on December 31, 1997 for unpaid park fees; to fund the required payments on the note to the RTC; to fund the monthly lease payments on the Drying
 Facility; to fund costs that may be incurred relating to the toxic clean-up at Sam Hamburg Farm; to fund amounts, if any, that may be due to the California Franchise Tax Board; and to
 fund general and  administrative  expenses.   In  addition,  the
 Company may elect to pay certain mortgage payments relating to the Solano County Option if the current owner is unable to do so.

 The Company believes that sources of required liquidity in addition to cash, cash equivalents and marketable securities at September 30, 1997, will be cash generated from the rice drying and storage facilities, collections on loans made to others, including the BGC Note, anticipated lots sales at The Fairways, collections of notes receivable resulting from sales at The Fairways and Success Payments

                   DUNES HOTELS AND CASINOS INC.

                   QUARTERLY REPORT ON FORM 10-Q

             FOR THE PERIOD ENDED SEPTEMBER 30, 1997

 LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

 related to the venture with Murieta  Investors.  Based on  known
 commitments, the Company  believes  that  the  sources of   cash
 described will be adequate to fund known liquidity requirements.

                   DUNES HOTELS AND CASINOS INC.

                   QUARTERLY REPORT ON FORM 10-Q

             FOR THE PERIOD ENDED SEPTEMBER 30, 1997


                   PART II - OTHER INFORMATION

      ITEM 1.  Legal Proceeding

      None, except for the  discussion contained in "Part I, Item
      2,  Management's  Discussion   and  Analysis  of  Financial
      Condition and Results of Operations."

      ITEM 3.  Default Upon Senior Securities

      Dividends in arrears.  See Note  7 of Notes to Consolidated
      Condensed Financial Statements.

      ITEM 5.  Other Events

      Certain events could result in a change  of  control of the
      Company.  See Part 1.-Item 1.  Financial Statements  - Note
      6   (d)   of  Notes  to  Consolidated  Condensed  Financial
      Statements, September 30, 1997 and 1996.

      ITEM 6.  Exhibits and Reports on Form 8-K

      (a) Exhibits

      27.01    Financial Data Schedule

      (b) Reports on Form 8-K

      None

                            SIGNATURES


      PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT
 OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED
 ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.



                                    DUNES HOTELS AND CASINOS INC.
                                              Registrant



Date: November 13, 1997             By:  /s/ James H. Dale
                                         James H. Dale
                                         Duly Authorized  Officer
                                         and Chief Financial Officer

                          EXHIBIT INDEX


   Item       Description                         Page No.

   27.01      Financial data schedule               33