Form 10-K
period 1997-12-31
DUNES HOTELS & CASINOS INC
filed 1998-03-27
CIK 24004

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C.,  20549

                              FORM 10-K
(Mark One)
  X Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] for the fiscal year ended DECEMBER 31, 1997 or
     Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] for the transition period from
      to                          .
Commission File No. 1-4385

                      DUNES HOTELS AND CASINOS INC.
(Exact name of registrant as specified in its charter)

          NEW YORK                                       11-1687244
(State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)

4600 NORTHGATE BOULEVARD, SUITE 130, SACRAMENTO, CALIFORNIA           95834
(Address  of principal executive offices)                           (Zip Code)

Registrant's telephone number, including area code (916) 929 2295

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                         YES  X      NO
     Indicate  by  check  mark  if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

     The aggregate market value of the voting stock held by non-affiliates of the Registrant (2,094,340 common shares) computed by reference to the price at March 11, 1998 ($.28125 per share) was approximately $589,033. No market value is assigned to the Series B preferred stock. See "Item 5. Market for Registrant's Common Equity and Related Matters".

The number of shares of common stock outstanding as of March 11, 1998 was 6,375,096.
         Documents Incorporated by Reference Not Applicable

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

     The Company, through its subsidiaries, operates in two principal business segments: real estate (development and sale of residential lots and rental of agricultural land), and agriculture (drying and storing rice). See Note 15 of Notes to Consolidated Financial Statements for information relating to industry segments and class of services.

     The  Company's  real  estate  segment   develops   and   sells  completed
residential lots primarily to builders of custom homes and to the general public located in and around the greater Sacramento, California area.

     The agricultural segment dries harvested rice over a two month period (approximately September 15 to November 15) and stores, for a fee, the dried rice (or other grains) until it is removed by the owner. The Company dries and stores rice principally for one customer, Farmers Rice Co-operative (Farmers). Farmers accounts for approximately 98% of the rice drying and storage revenue. If the Company were to lose Farmers as a customer, it would have a material adverse effect on the Company's agricultural segment. In September 1997, the Company completed construction of a new rice drying facility adjacent to its rice storage facility. See "Item 1. Business - Agricultural Segment - Grain Storage and Drying Facilities."

RESOLUTION OF SASA DISPUTE

     On October 24, 1995, the Company, along with Continental, MRI and SHF, entered into a Settlement, Release and Loan Modification Agreement (the Settlement Agreement) with the Resolution Trust Corporation (the RTC) in connection with the Company's obligation, alleged to be approximately $21,107,796, to San Antonio Savings Association (the SASA Obligation) which became effective on December 6, 1995. As a result of the settlement, the Company recorded a one-time extraordinary gain of $8,346,000. Pursuant to the terms of the Settlement Agreement and as full payment of the SASA Obligation,
(i) Continental transferred four parcels of non-contiguous real property located northwest of San Diego, California, owned by Continental, to the RTC in consideration of a $1,500,000 credit against the SASA Obligation, (ii) the Company paid $290,000 to the RTC, and (iii) the Company delivered a secured promissory note to the RTC (the RTC Settlement Note) in the principal amount of $2,710,000. The RTC Settlement Note bears interest at an annual rate of 1% over the prime rate, adjustable semi-annually; provided, however, that the interest rate shall not be less than 8% or more than 12% per annum. The RTC Settlement Note requires monthly payments of interest until December 6, 2000, at which time the entire unpaid principal amount and all accrued and unpaid interest is due. The RTC Settlement Note is collateralized by a deed of trust on 50 unsold residential lots at The Fairways in Rancho Murieta, California and a collateral assignment of purchase money promissory notes in the aggregate principal amount of $227,160 secured by 2 residential lots previously sold at The Fairways. The SASA Obligation has been purchased by Beal Bank.

REAL ESTATE SEGMENT:

THE FAIRWAYS

     The Company, through SHF, developed approximately 50 acres of real property as a residential planned unit development known as "The Fairways" in Rancho Murieta, California. Rancho Murieta is a 3,500 acre master planned unit development located approximately 25 miles from Sacramento, California. Rancho Murieta consists primarily of single family homes, town houses, commercial property and two 18-hole championship golf courses, including country club facilities. The Fairways, located within the boundaries of one of the golf courses at Rancho Murieta, was subdivided into 110 single family estate lots. As of March 11, 1998, 49 lots remain unsold.

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

     As part of the development of The Fairways, SHF entered into a Parks Development Agreement dated February 20, 1991 (the Parks Agreement) with Rancho Murieta Association (RMA). In August 1994, SHF entered into a Settlement Agreement Regarding Payment of Park Fees (the Park Fee Payment Agreement). The Park Fee Payment Agreement acknowledged that the total park fees owing to RMA were $173,238. On December 29, 1997, SHF paid all of the remaining park fees that were due to RMA.

     As part of the Settlement Agreement described above with the RTC, all of the unsold lots in The Fairways are encumbered by a deed of trust in favor of the RTC. The deed of trust requires a $40,000 payment for the release of each encumbered lot. See "Resolution of SASA Dispute" above.

     On October 7, 1996, the Company signed a letter agreeing to modify the Purchase and Option Agreement (the New Agreement) between the Company and Murieta Investors, LLC, (MI) formerly West Coast Properties, LLC. The Purchase and Option Agreement is described in detail in the Company's Form 10-K for the year ended December 31, 1995. See Item 1. "Business - Real Estate and Related Activities - The Fairways." The New Agreement provides that MI will purchase from the Company 6 lots at The Fairways at $40,000 per lot plus payment of the park fees applicable to the lots purchased. In addition, the Company may receive contingent consideration equal to 20% of the gross sales price of each residential dwelling sold less $40,000 (the Success Payments). Eight months after the purchase of the initial 6 lots, MI will be entitled to purchase a second group of 6 lots. An additional group of 6 lots may be purchased every 4 months thereafter until 40 lots have been purchased. The initial payment for the second 6 lots purchased will be $40,000, plus payment of the applicable park fees and the Success Payments. Beginning with the purchase of the third group of 6 lots, the initial payment will be $45,000, plus payment of the park fees applicable to the lots purchased. The Success Payments will be 20% of the gross sales price of each residential dwelling lot sold less $45,000. If MI sells any lot without constructing a residential dwelling thereon, the Company will receive 20% of the sale price without offset of the initial payment. The sale of the first 6 lots closed on December 20, 1996. Because of certain difficulties regarding MI's ability to obtain plans and permits relating to the first 6 lots purchased, MI did not purchase any lots in 1997.

WHITE RANCH

     On July 15, 1997, the Company closed the sale of the White Ranch. Net proceeds from the sale were approximately $5,965,000 of which approximately $2,982,500 was paid to the Company. The balance of the proceeds were paid to the other 50% owner of the White Ranch.

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

     In connection with a potential 1991 sale of a portion of Hamburg Farm, SHF was advised of possible contamination on the site. The Company retained a specialist to inspect the sites, take samples, analyze the samples and report to the Company. The specialist indicated that there were two major sites of chemical spillage, a storage facility for diesel fuels and an old airstrip which had been used for the loading and fueling of aircraft applying agricultural chemicals to the surrounding farm lands. The Company has substantially completed the clean-up relating to the diesel storage tanks at a cost of approximately $100,000. The Company has disposed of a large amount of the contaminated earth at an approved site for the storage of toxic wastes. However, approximately 5,000 cubic yards of contaminated earth still remain to be disposed of. The Company, through its chemical and toxic clean-up consultant, has been working with the California State Environmental Protection Agency, in seeking alternate means to the disposal in toxic dump sites of chemical and toxics-laden soil. The State has participated in the funding of several projects by a number of chemical treatment firms in efforts to try other detoxification methods on the soil.

     Because of the ongoing testing, the State has not imposed a disposal date upon the Company. Cost of disposal is estimated at $100 per cubic yard or approximately $500,000. However, if on-site remediation can be achieved, it is estimated that the cost will be between $90,000 and $115,000. The Company is unable to predict when the ongoing testing will be completed or what the outcome of these tests will be. As of December 31, 1997, the Company has paid approximately $500,000, including the $100,000 expended for the diesel storage tanks and has accrued an estimated $174,000 relating to the balance of the clean up. That estimate could change as the remediation work takes place.

RESIDENTIAL  LOTS, NORTH LAS VEGAS

     The Company owned 57 partially developed residential lots in North Las Vegas, Nevada. On July 3, 1997, the Company closed the sale of the 57 residential lots. Net proceeds to the Company were approximately $645,600 which included a reimbursement of approximately $72,600 for water fees previously paid. Out of the net proceeds, the Company paid approximately $318,000 to Beal Bank, the purchaser of the SASA Obligation.

SOLANO COUNTY OPTION

     The  Company  has  an  option  (the  Solano  County  Option)  to  acquire approximately 1,690 acres of farm land located in Solano County, California. The Company acquired the Solano County Option as part of a settlement agreement between Baby Grand Corp. (BGC), an Anderson Entity, a financial institution and MRI. The purchase price of the Solano County Option was $1,043,902. The Solano County Option provides that the Company can purchase the 1,690 acres at a price of $3,000,000 (the Option Purchase Price). The Company will receive a credit of $1,000,000 against the Option Purchase Price. The option expires on May 1, 2003. Upon certain conditions and the consent of the first lienholder on BGC's Maxim Hotel and Casino and the Nevada Gaming Control Board, MRI can require BGC to repurchase the Solano County Option (The Repurchase Agreement). The Repurchase Agreement expires on the earlier of:
(i) May 1, 2002 or (ii) 1 year prior to the date the Option Agreement expires. However, due to the recent events between BGC, Mr. Anderson and the Federal Deposit Insurance Corporation, the Company does not believe that BGC will be in a position to honor the repurchase agreement. The Company can only recover the value of the option (i) by exercising the option and selling the property or (ii) selling the option. However, if the fair value of the real property should drop below the Option Purchase Price, the Company would not be able to recover all of its investment in the Solano County Option. The owner of the property under option has informed the Company that it is current on all payments due under the first mortgage lien. During the quarter ended September 30,1997, the Company wrote down its investments in the Solano County Option by $400,000 because management believes that the Option Purchase Price is in excess of the estimated fair value of the property believed to be $2,600,000.

AGRICULTURAL SEGMENT:

GRAIN STORAGE AND RICE DRYING FACILITIES

     SHF owns a grain storage facility (The Storage Facility) located in Yolo County, California. The Storage Facility generally stores, for a fee, grains owned principally by Farmers Rice Co-operative. The Storage Facility can store approximately 34,000 tons of grain.

     On May 29, 1997, SHF signed a contract (the Contract) in the amount of $1,651,800 for the construction of the Drying Facility adjacent to the rice storage facility in Yolo County, California. The Contract did not include certain costs such as permits, landscaping, paving, utility lines, interest costs, etc. These additional costs were estimated to be between $200,000 and $250,000. In connection with the financing of the Drying Facility construction, SHF entered into the following agreements with ICON Cash Flow Partners, L.P., Series E (ICON, LP) and ICON Financial Corp. (ICON): (1) A promissory note (the Note) dated April 3, 1997, between ICON,LP and SHF in the principal amount of $1,150,000, with interest at the rate of 12% per annum. Interest is payable on the first day of the month following the first advance and on the first day of the month thereafter. Upon completion of the Drying Facility, advances made under the Note will be rolled into the equipment lease financing as of the Base Lease Commencement Date (the last day of the month following the date the Drying Facility is declared complete by both SHF and ICON, LP), (2) A Master Equipment Lease (the Lease) dated April 3, 1997, between ICON and SHF. Beginning with the Base Lease Commencement Date, ICON will lease to SHF the Drying Facility for a period of five years. At the end of the five year period, SHF will have the right to purchase not less than all of the Drying Facility for $1.00. The monthly rental under the Lease will be approximately 2.202% of the funded Drying Facility cost (estimated to be approximately $25,000 per month) and will begin on March 30, 1998. In addition to being collateralized by the Drying Facility, SHF has provided additional collateral in the form of a Deed of Trust on certain parcels of property, including the parcel on which the storage facility is located. Both the Note and the Lease are guaranteed by MRI and the Company (collectively the Guarantors). Before the Guarantors are liable for any deficiency, ICON or ICON, LP must first proceed against the Drying Facility and the additional collateral. Both the Lease and the Note contain certain events of defaults, one of which relates to any material adverse change in the business or financial condition of SHF and the Guarantors (defined as a reduction of Tangible Net Worth of 20% or more) and another relates to the loss of Farmers as a customer. These events of defaults only apply during the period the Note remains unpaid. The Drying Facility commenced operations on September 15, 1997.

OTHER ACTIVITIES:

CERTAIN LOANS

     From time to time the Company has made loans to various Anderson Entities, Anderson Related Entities, Directors and Executive Officers of the Company and other unrelated third parties. All loans to related parties were approved by the Company's Audit Committee. The most significant of these are as follows:

BABY GRAND CORP.

     On November 26, 1997, the Company entered into a Loan Purchase Agreement (the Note Sale Agreement) with John B. Anderson, as Trustee of the John J. Anderson Family Trust. The Note Sale Agreement provided for the sale of a note (the BGC Note) issued by Baby Grand Corp. payable to MRI. The BGC Note is described in detail in the Company's Form 10-K for the year ended December 31, 1996. See Item 1. "Business - Other Activities - Certain Loans - Baby Grand Corp." The Note Sale Agreement and events subsequent thereto are described in detail in Item 3. "Legal Proceedings - Federal Deposit Insurance Corporation, et. al. v. John B. Anderson et. al.

GOLDEN STATE TRUST

     In 1997, management determined that the remaining balance of $150,000 on the $250,000 loan to Golden State Trust, an Anderson related entity, was uncollectible and therefore wrote the note off against the related reserve.

Other Transactions

     In August 1997, the Company entered into a verbal agreement with an Anderson related entity to lease the West Sacramento Drying Facility for the purpose of drying short-grain rice during the 1997 rice drying season. Rental for the West Sacramento Drying Facility was $20,000 plus 50% of the rice drying and storage profit after deduction of the $20,000 rent payment. The rent payment was made by transferring to the Anderson related entity a piece of equipment, valued at $20,000, that was previously used in the Steadfast Cattle operation.

DIRECTORS

     On October 1, 1997, the Company loaned James H. Dale, the Company's Secretary/Treasurer and President of MRI, $85,000. The loan is for three years with interest at 9% with interest payable monthly. The loan is collateralized by a deed of trust on real property and a conditional assignment of Mr. Dale's director's fees.

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

     With respect to the Company's agricultural real estate, the Company competes for tenants with other regional or local agricultural properties in the area of California where the Company's property is located. Leasing property to prospective tenants is generally determined on the basis of, among other things, lease rates and quality of top soil. The Company's leases of agricultural property are generally for a short-term period of one year or less.

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

EMPLOYEES

     At  March  11,  1998, the Company had 8 employees.  None of the Company's
employees  are covered  by  collective  bargaining  agreements.   The  Company
believes its employee relations to be satisfactory.

ITEM 2.  PROPERTIES

REAL ESTATE SEGMENT:

THE FAIRWAYS

     The Fairways is comprised of approximately 50 acres of land which has been developed into 110 single family estate lots. It is located in Rancho Murieta, California, adjacent to Highway 16, approximately 25 miles southeast of Sacramento. The land is encumbered by bonds in the approximate amount of $600,000, which is the pro rata share of a bonded indebtedness incurred that enabled the Rancho Murieta Community Services District to acquire the water and sewer facilities that serve the community of Rancho Murieta, which includes the Fairways. The bonded indebtedness will be assumed, pro rata, by the individual lot buyers. As part of the settlement of the SASA Obligation, the Company signed a note in favor of the RTC in the original principal amount of $2,710,000. The note is collateralized by, among other things, a deed of trust on the lots at The Fairways. The deed of trust requires a $40,000 payment for the release of each of the encumbered lots. See "Item 1. Business -- Real Estate Segment -- The Fairways."

RESIDENTIAL LOTS -- NORTH LAS VEGAS

     The residential lots in North Las Vegas were sold on July 3, 1997. See "Item 1. Business - Real Estate Segment - Residential Lots North Las Vegas.

WHITE RANCH

     The White Ranch was sold on July 15, 1997. See "Item 1. Business - Real Estate Segment - White Ranch.

SAM HAMBURG FARM

     Sam Hamburg Farm consists of approximately 150 acres remaining from an original 4,600 acres of agricultural land. The land is located in the most southwesterly corner of Merced County, California and the most northwesterly corner of Fresno County, California, approximately two miles east of Interstate Highway 5. It is approximately ten miles south of the city of Los Banos, California. The Company leases the remaining land to various tenants, whose current crops include cotton, small grains, and certain types of melons. The terms of the leases are usually one crop year on a cash rent basis. See "Item 1. Business - Real Estate Segment - Sam Hamburg Farm".

AGRICULTURAL SEGMENT:

GRAIN STORAGE AND DRYING FACILITY

     The Storage and Drying Facilities are located in Yolo County, California, approximately 15 miles west of the city of Sacramento. The Storage Facility can store approximately 34,000 tons of grain. The Drying Facility can dry approximately 165,000 pounds of grain in a 24 hour period. The Drying Facility dries enough grain to fill approximately one-half of the Storage Facility. See "Item 1. Business -- Agricultural Segment -- Grain Storage and Rice Drying Facilities."

EXECUTIVE OFFICES:

     The Company's executive office is located in an office building in Sacramento, California. The executive offices are 1,353 square feet and are leased under terms of a lease agreement expiring June 30, 2001. The Company believes that the executive office is suitable for its needs.

ITEM 3.  LEGAL PROCEEDINGS

     FEDERAL DEPOSIT INSURANCE CORPORATION, ET AL. V. JOHN B. ANDERSON ET AL., United States District Court, District of Nevada, Case No. CV-S-95-00679-PMP
(LRL), instituted on July 14, 1995. John B. Anderson (Anderson), Edith Anderson (Anderson's wife), Cedar Development Co. (Cedar), J.A Inc (JA) J.B.A. Investments Inc, (JBA and, collectively with Anderson, his wife, Cedar, and JA, the Anderson Parties) are involved in litigation (the Anderson Litigation) with the Federal Deposit Insurance Corporation (the FDIC). This matter is more fully described in the Company's Form 10-K for the year ended December 31, 1996, see "Item 3. Legal Proceedings - Federal Deposit Insurance Corporation, et al. v. John B. Anderson, et al."; Form 8-K, "Item 5. Other Events," dated February 4, 1997; Form 8-K, "Item 5. Other Events," dated March 26, 1997; Form 8-K, "Item 5. Other Events," dated July 8, 1997; and Form 8-K, "Item 1.Changes In Control Of Registrant and Item 5. Other Events," dated

December 16, 1997. Until December 11, 1997, Anderson was the President and Chairman of the Board of the Company and Chairman of the Board of various subsidiaries of the Company. Prior to the events described herein, Anderson, through his ownership of Cedar, the parent of Baby Grand Corp. (BGC) and JBA, owned approximately 4,280,756 shares or 67.2% of the Company's outstanding common stock (the Common Stock). Of those shares (i) 3,000,000 shares (the FDIC Pledged Shares) have been pledged as collateral in favor of entities of which the FDIC is a successor and/or assign, and (ii) 1,280,756 shares (the BGC Pledged Shares) had been pledged as collateral in favor of a subsidiary of the Company. The BGC Pledged Shares have been ordered to be turned over to a special liquidating master (the Special Master) appointed by the United States District Court, District of Nevada (the Nevada District Court) to sell the assets that serve as collateral for the obligation due the FDIC by the Anderson Parties.

     In July 1997, the FDIC won a motion in the Anderson Litigation before the Nevada District Court to enforce its security interest in the FDIC Pledged Shares. On December 12, 1997, the FDIC filed in the Nevada District Court an emergency motion to acknowledge the FDIC's right to act by unanimous written consent and to authorize the FDIC to so act with respect to Cedar, BGC, JBA and JA. On December 16, 1997, with the consent of all parties to the Anderson Litigation, the Nevada District Court issued an order declaring that the FDIC has the right to act by written consent with respect to Cedar, BGC, JBA and JA. Because of the Nevada District Court's order, the FDIC has the power to exercise voting rights with respect to the FDIC Pledged Shares, which represent 47.1% of the outstanding Common Stock. Because the FDIC is able to exercise voting rights with respect to the FDIC Pledged Shares, the FDIC is able to exercise substantial influence with respect to the election of the entire Board of Directors of the Company and all matters submitted to stockholders. The FDIC is able to significantly influence the direction and future operations of the Company, including decisions regarding future financing (which could involve the issuance of additional Common Stock or other securities) and decisions regarding the day-to-day operations of the Company's real estate and agricultural operations. If the Nevada District Court ultimately determines that the FDIC has authority to exercise voting rights with respect to the BGC Pledged Shares, then the FDIC would have the power to vote 67.2% of the outstanding Common Stock of the Company. In such event, the FDIC would be able to control, rather than only significantly influence, the election of the entire Board of Directors of the Company and all other matters submitted to stockholders.

     In a letter dated January 15, 1998, to the Company, the FDIC demanded that the Company hold a special meeting of the stockholders of the Company by January 30, 1998, at which meeting the FDIC advised the Company that it intends to vote or cause BGC and JBA to vote the FDIC and BGC Pledged Shares to remove the existing board of directors of the Company and to elect a designee or designees of the FDIC to constitute the new board of directors of the Company. The FDIC further stated that no corporate action should be taken by the Company which is inconsistent in any manner with the rights of the FDIC.

     In response to the FDIC's demand of January 15, 1998, the directors of the Company on January 27, 1998, held a board meeting and met with representatives of the FDIC. The Company stated that in light of regulatory requirements under state and federal securities laws, the Company was unable to hold a special stockholders meeting by January 30, 1998. The Company indicated that it is willing to discuss the procedures and effects of a stockholder meeting with the FDIC, but pending further information from the FDIC, the Company was deferring the formal setting of the meeting date and record date for voting purposes. The FDIC has not yet responded to the Company.

     Further, the FDIC has successfully obtained the approval of the Nevada District Court to authorize the liquidation of the assets that serve as collateral for the obligation owing to the FDIC by the Anderson Parties. The FDIC's proposed plan for disposition of the collateral is more fully described in the Company's 10-Q for the quarter ended June 30, 1997, see "Item 2. Managements Discussion and Analysis of Financial Condition and Results of Operations". On March 12, 1998, the Nevada District Court approved the sale of the FDIC's security interest in that portion of the collateral relating to the stock of BGC and JA. The sale of the security interest may allow the purchasers to foreclose and assume ownership of the stock of BGC and JA. At the same time, the Nevada District Court approved the FDIC's request for a 120 day extension to liquidate the remaining collateral.

     Regardless of what action, if any, the FDIC should determine to take with respect to the Company, if there is a change of more than 50% of the ownership of the outstanding Common Stock (taking into account the action of the FDIC as well as certain other changes that have occurred over the prior three-year period), there will be a change of ownership of the Company for purposes of the Internal Revenue Code of 1986, as amended (the Code). At December 31, 1997, the Company had a net operating loss carryforward (NOL) of approximately $50,900,000. The Board of Directors believes that this NOL represents a valuable asset to the Company which may or may not be used in future years. It is unclear whether or not the events described herein have resulted in a change of ownership under the Code. If the FDIC or a third-party purchaser obtains the power to vote the BGC Pledged Shares in addition to the FDIC Pledged Shares, there would be a change in ownership under the Code. It is possible that the Internal Revenue Service will take the position that the events described below or other events within the three-year period, taken together with the events described above, have already resulted in a change in ownership under the Code. If there is a change of ownership under the Code, the value of the Company's NOL would be materially adversely reduced or eliminated. There can be no assurance that a change of ownership will not occur or has not already occurred.

     On November 26, 1997, the Company entered into a Loan Purchase Agreement (the Note Sale Agreement) with Anderson, as Trustee of the John J. Anderson Family Trust (the Trust). At such date, Anderson was President and Chairman of the Board of the Company and through his ownership of Cedar was the sole shareholder and President of BGC. The Note Sale Agreement provided for the sale of a note (the BGC Note) issued by BGC payable to MRI. The BGC Note is described in detail in the Company's Form 10-K for the year ended December 31, 1996. See Item 1. "Business - Other Activities - Certain Loans - Baby Grand Corp." The BGC Note had a principal balance at the date of the Note Sale Agreement of approximately $1,900,000 and was due on December 1, 1997. It was carried on the Company's books at approximately $100,000, an amount which the Company believed to be its net realizable value. The sale price of the BGC Note was $320,000 plus a possible contingent bonus payment of $50,000. Of the $320,000, $200,000 was paid to the Company upon signing of the Note Sale Agreement at which time the Company delivered to the Trust approximately 1,036,160 of the BGC Pledged Shares. The remaining $120,000 is held in escrow pending delivery to the Trust of the remaining BGC Pledged Shares. In connection with the Note Sale Agreement, MRI assigned to the Trust all of its rights pursuant to that certain Amended and Restated Pledge Agreement (the Pledge Agreement) dated November 2, 1992, made by BGC in favor of MRI. Pursuant to the Pledge Agreement, BGC had granted the Company a security interest in the BGC Pledged Shares as collateral for the BGC Note.

     The Note Sale Agreement was unanimously approved by the Audit Committee of the Board of Directors and by seven (7) of the Directors of the Company. The Note Sale Agreement was approved because the Board of Directors and the Audit Committee had been advised that the imminent foreclosure on the BGC Pledged Shares by MRI, which represent approximately 20.1% of the outstanding Common Shares of the Company, when coupled with the then likely exercise of voting rights by the FDIC of the FDIC Pledged Shares, which represent 47.1% of the outstanding Common Shares of the Company, would result in a change in ownership under the Code. Such change of ownership would result in a significant reduction, or the complete loss , of the NOL as described above. The Board of Directors and the Audit Committee had been advised that, only through Anderson maintaining control over the BGC Pledged Shares could a change of ownership under the code be avoided and that the Trust was the only entity controlled by Anderson that, at the time the Note Sale Agreement was approved, was free from claims of the FDIC that might adversely effect the ownership of the BGC Pledged shares. The Note Sale Agreement was approved in part to avoid the loss of the NOL. Anderson did not participate in the Board's deliberation or vote with respect to the Note Sale Agreement. Anderson provided written representation to the Board that (i) he was aware of his fiduciary obligation to the Company, and (ii) he was unaware of any transaction pending or in prospect which would enhance the value of the BGC Note above the sale price to the Trust.

     On December 2, 1997, subsequent to completing the Note Sale Agreement, it came to the Company's attention that BGC had transferred to the Trust, in satisfaction of the BGC Note, assets having an estimated value, determined by BGC, ranging from $1,192,443 to $1,612,632. The assets transferred consisted of the BGC Pledged Shares, the net equity in a residence occupied by Anderson in Yolo County, California, and $580,000 in cash.

     By letter to Anderson, as Trustee of the Trust, dated December 8, 1997, the Company demanded that Anderson confirm to the Company that the transfer of the assets from BGC to the Trust did in fact occur. In addition, the Company demanded that all assets received by the Trust from BGC, less the amount paid to MRI for the purchase of the BGC Note, be turned over to MRI. The Company further advised Anderson that the Company reserves all rights and remedies, including possible claims for compensatory and punitive damages, the imposition of a constructive trust, and rescission.

     On December 15, 1997, Larry L. Bertsch, the Special Master previously appointed by the Nevada District Court, filed with the court an emergency motion seeking (1) to set aside the alleged fraudulent tranfers of assets by the Company to the Trust and by BGC to the Trust; (2) to freeze assets held by the Trust; and (3) to schedule an order to show cause why Anderson, James H. Dale (the Company's Secretary/Treasurer, Director and the President of MRI), Kent Neville Calfee (counsel to Anderson who drafted the Note Sale Agreement documents), and Calfee & Young (Calfee's law firm) should not be held in contempt by the Nevada District Court.

     On December 16, 1997, the Nevada District Court ordered that Anderson, as Trustee of the Trust, return to BGC the $580,000 in cash. The Nevada District Court further ordered that the Anderson residence in Yolo County, California remain in the Trust until further order of the Nevada District Court and that the BGC Pledged Shares be turned over to the custody of the Special Master until further order of the Nevada District Court. The Nevada District Court gave the parties until January 9, 1998, to submit responses to the Special Master's Motion. The Company submitted a response on that date challenging the allegation in the Special Master's Motion that MRI fraudulently transferred between $872,443 and $1,292,632 to the Trust. The response also opposed unwinding the Note Sale Agreement and any order that would deny the Trust ownership of the BGC Pledged Shares.

     On January 27, 1998, the Special Master submitted to the Nevada District Court his reply to the response of the Company, asking that the Nevada District Court unwind the Note Sale Agreement, at least to the extent that MRI is made whole for its lost profit, representing $580,000 in cash and the interest in the Anderson residence in Yolo County, California and that the Nevada District Court find Anderson and his attorneys Calfee & Young, in contempt and to impose appropriate sanctions. In this reply, the Special Master did not ask the Nevada District Court to find Mr. Dale in contempt.

     On January 27, 1998, the FDIC submitted to the Nevada District Court its Reply Memorandum Of Points and Authorities of FDIC in Support of Special Master Larry L. Bertsch's Motion to Set Aside Fraudulent Transfer, For Contempt and For Monetary Sanctions Jointly and Severally Against John B. Anderson, James H. Dale, Kent Neville Calfee and Calfee & Young. This Reply Memorandum asked the Nevada District Court to set aside the Note Sale Agreement in the manner that the Nevada District Court deems most equitable and that the Nevada District Court should sanction Anderson, the Trust and Calfee and Calfee & Young. In its reply, the FDIC did not ask the Nevada District Court to sanction Mr. Dale.

     On February 3, 1998, the Nevada District Court ordered that a hearing be held on Friday, March 27, 1998, regarding the Motion of the Special Master (1) to Set Aside Fraudulent Transfer of Assets; and (2) to Freeze Assets held by Transferee John J. Anderson Family Trust. The Nevada District Court further ordered that no hearing shall be set regarding contempt charges and sanctions until after the March 27, 1998 hearing.

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

     1998                          HIGH                LOW
     1st Quarter
     (through March 11, 1998)      3/8                 9/32

     1997                          HIGH                LOW
     1st Quarter                   3/16                5/32
     2nd Quarter                   1/4                 5/32
     3rd Quarter                   11/32               1/4
     4th Quarter                   1/2                 1/4

     1996                          HIGH                LOW
     1st Quarter                   3/16                3/16
     2nd Quarter                   11/32               3/32
     3rd Quarter                   1/4                 1/8
     4th Quarter                   3/16                1/8

     At December 31, 1997, the Company's transfer agent reported that there were approximately 1,826 holders of record of the Company's common stock, and approximately 753 holders of record of the Company's Series B $7.50 cumulative, voting and non-convertible Preferred Stock with a liquidating value of $125 per share.

     Dividends on the Company's common stock have not been paid since the second quarter of 1979. Dividends on the Company's Series B preferred stock have not been paid since the first quarter of 1982. The Company is in arrears on such dividends in the amount of approximately $1,173,000 as of December 31, 1997. The Company has no present intention to pay dividends on either its common or preferred shares. See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations".

ITEM 6.  SELECTED FINANCIAL DATA

     The following table summarizes certain selected financial data for the periods indicated. The data for the years ended December 31, 1995, 1996 and 1997 should be read in conjunction with the more detailed audited Consolidated Financial Statements and Notes thereto appearing elsewhere herein, including the Independent Auditors' Report and with Management's Discussion and Analysis of Financial Condition and Results of Operations.

               DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES
                         SELECTED FINANCIAL DATA
               (NOT COVERED BY INDEPENDENT AUDITORS' REPORTS)

                                              Year ended December 31,
                                 1993      1994      1995      1996     1997
                                 (Dollars in thousands, except per share data)
Continuing operations:
  Net sales and miscellaneous
   income                      $ 1,387   $ 3,242   $ 3,130   $ 2,982  $  8,398

Loss  from
  continuing operations       ($ 1,678) ($ 1,195) ($ 2,075) ($ 1,789) ($   875)

Extraordinary item, net of
  tax                                              $ 8,346

Loss per common share
  before extraordinary item   ($   .25) ($   .20) ($   .33) ($   .29) ($   .14)

Extraordinary item per common
  share                                            $  1.30

Earnings (loss) per common
  share                       ($   .25) ($   .20)  $   .97  ($   .29) ($   .14)

As of the end of period:
  Total assets                 $21,262   $19,962   $19,527   $17,126   $14,037

  Long-term debt and capital
   lease obligations           $    25   $   146   $ 2,797   $ 1,955   $ 2,272

  Shareholders' equity         $ 7,545   $ 6,275   $12,304   $10,443   $ 9,496

  Book value per common share  $  1.16   $   .97   $  1.93   $  1.64   $  1.49


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

     Certain information included herein contains statements that are forward-looking, such as anticipated liquidity requirements for the coming fiscal year, anticipated sources of liquidity for the coming fiscal year, the impact of anticipated asset sales, proposed facilities construction and potential changes in control of the Company. Such forward-looking information involves important risks and uncertainties that could significantly affect the Company's financial condition and future results of operations, and, accordingly, such future financial condition and results of operations may differ from those expressed in any forward-looking statements made herein. These risks and uncertainties include, but are not limited to, those risks relating to actual costs necessary to clean-up certain real property chemical contamination, actual construction costs and construction contingencies in connection with construction of any new facilities, real estate market conditions and general economic conditions, the abilities of certain third parties to obtain financing and otherwise perform under real estate purchase agreements, and the outcome of certain litigation and other risks. The Company cautions readers not to place undue reliance on any such forward-looking statements, and, such statements speak only as of the date made.

YEAR 2000 ISSUE

     The Company has addressed the possible exposures related to the impact on its computer systems of the Year 2000. Key financial information and operational systems have been assessed and steps have been taken to address systems modifications timely. The financial impact of making the required systems changes is not expected to be material to the Company's consolidated financial position, results of operations or cash flows.

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

     The RTC Settlement Note is collateralized by a Deed of Trust on 50 unsold residential lots at The Fairways in Rancho Murieta, California, and the Collateral Assignment of purchase money promissory notes in the aggregate principal amount of $227,160 secured by 2 residential lots previously sold at The Fairways. The Deed of Trust requires a $40,000 payment for the release of each of the encumbered lots. The RTC will apply such payments to the outstanding principal due on the RTC Settlement Note. Principal collections received by the Company on the purchase money promissory notes will be remitted to the RTC for application to the outstanding principal due on the RTC Settlement Note.

     As a result of settling the SASA Obligation, the Company recorded an extraordinary gain of $8,346,000 in the year ended December 31, 1995. The gain consisted of a profit of approximately $1,100,000 on the transfer of the San Diego property to the RTC and a reduction of indebtedness of approximately $7,246,000 net of related legal fees and other costs.

     On July 3, 1997, the Company closed the sale of the 57 residential lots located in North Las Vegas, Nevada. Net proceeds to the Company were approximately $645,600 which included a reimbursement of $72,600 for water fees previously paid. Out of the net proceeds the Company paid approximately $318,000 to Beal Bank, the purchaser of the SASA Obligation.

     On October 7, 1996, the Company signed a letter agreeing to modify the Purchase and Option Agreement (the New Agreement) between the Company and Murieta Investors, LLC (MI), formerly West Coast Properties, LLC. The Purchase and Option Agreement between West Coast Properties, LLC and the Company is described in detail in the Company's Form 10-K for the year ended December 31, 1995. See Item 1. "Business - Real Estate and Related Activities
- The Fairways". The New Agreement provides that MI will purchase from the Company 6 lots at The Fairways at $40,000 per lot plus payment of the Park Fees applicable to the lots purchased. In addition, the Company may receive contingent consideration equal to 20% of the gross sales price of each residential dwelling sold less $40,000 (the Success Payments). Eight months after the purchase of the initial 6 lots, MI will be entitled to purchase a second group of 6 lots. An additional group of 6 lots may be purchased every 4 months thereafter until a total of 40 lots have been purchased. The initial payment for the second 6 lots purchased will be $40,000, plus payment of the applicable Park Fees and the Success Payments. The initial payment for all subsequent lots purchased will be $45,000, plus payment of the applicable Park Fees and the Success Payments. Beginning with the purchase of the third group of 6 lots, the Success Payments will be 20% of the gross sales price of each residential dwelling sold less $45,000. If MI sells any lots without constructing a residential dwelling thereon, the Company will receive 20% of the sales price without offset of the initial price of $40,000. The sale of the first 6 lots closed on December 20, 1996. Because of certain difficulties regarding MI's ability to obtain plans and permits relating to the first 6 lots purchased, MI did not purchase any lots in 1997.

     On May 29, 1997, SHF signed a contract (the Contract) in the amount of $1,651,800 for the construction of the Drying Facility adjacent to the rice storage facility in Yolo County, California. The Contract did not include certain costs such as permits, landscaping, paving, utility lines, interest costs, etc. These additional costs were estimated to be between $200,000 and $250,000. In connection with the financing of the Drying Facility construction, SHF entered into the following agreements with ICON Cash Flow Partners, L.P., Series E (ICON, LP) and ICON Financial Corp. (ICON): (1) A promissory note (the Note) dated April 3, 1997, between ICON,LP and SHF in the principal amount of $1,150,000, with interest at the rate of 12% per annum. Interest is payable on the first day of the month following the first advance and on the first day of the month thereafter. Upon completion of the Drying Facility, advances made under the Note will be rolled into the equipment lease financing as of the Base Lease Commencement Date (the last day of the month following the date the Drying Facility is declared complete by both SHF and ICON, LP), (2) A Master Equipment Lease (the Lease) dated April 3, 1997, between ICON and SHF. Beginning with the Base Lease Commencement Date, ICON will lease to SHF the Drying Facility for a period of five years. At the end of the five year period, SHF will have the right to purchase not less than all of the Drying Facility for $1.00. The monthly rental under the Lease will be approximately 2.202% of the funded Drying Facility cost (estimated to be $25,000 per month) and will begin on March 30, 1998. In addition to being collateralized by the Drying Facility, SHF has provided additional collateral in the form of a Deed of Trust on certain parcels of property, including the parcel on which the storage facility is located. Both the Note and the Lease are guaranteed by MRI and the Company (collectively the Guarantors). Before the Guarantors are liable for any deficiency, ICON or ICON, LP must first proceed against the Drying Facility and the additional collateral. Both the Lease and the Note contain certain events of defaults, one of which relates to any material adverse change in the business or financial condition of SHF and the guarantors (defined as a reduction of Tangible Net Worth of 20% or more) and another relates to the loss of Farmers as a customer. These events of defaults only apply during the period the Note remains unpaid. The Drying Facility was completed and commenced operations on September 15, 1997.

     On July 15, 1997, the Company closed the sale of the White Ranch. Net proceeds to the Company were approximately $5,965,000 of which approximately $2,982,500 was paid to the Company. The balance of the proceeds were paid to the other 50% owner of the White Ranch.

     Until December 11, 1997, Anderson was the President and Chairman of the Board of the Company and Chairman of the Board of various subsidiaries of the Company. Anderson, through his ownership of Cedar, the parent of BGC and JBA, owns approximately 4,280,756 shares or 67.2% of the Company's common stock. Of those shares (i) 3,000,000 shares (the FDIC Pledged Shares) have been pledged as collateral in favor of entities of which the FDIC is a successor and/or assign, and (ii) 1,280,756 shares (the BGC Pledged Shares) had been pledged as collateral in favor of a subsidiary of the Company. Refer to Item
3. Legal Proceedings - Federal Deposit Insurance Corporation et al. v. John B. Anderson et al. Re: (i) the rights of the FDIC to vote the FDIC Pledged Shares and the possible right of the FDIC to vote the BGC Pledged Shares; (ii) a possible change in control of the Company and (iii) a demand made by the FDIC to have the Company hold a shareholder meeting.

     On November 26, 1997, the Company entered into a Loan Purchase Agreement (the Note Sale Agreement) with Anderson, as Trustee of the John J. Anderson Family Trust. The Note Sale Agreement provided for the sale of the BGC Note issued by BGC payable to MRI. This matter is described in detail in Item 3. Legal Proceedings - Federal Deposit Insurance Corporation et al. v. John B. Anderson et al.

     The Company has no present intentions to pay dividends on either its common or preferred stock.

OPERATING RESULTS

     Net loss for the year ended December 31, 1997 decreased by approximately $914,000 when compared with the year ended December 31,1996. This was due to a number of factors including: (i) an increase in profit from the sale of real estate primarily due to the sale of the White Ranch and the sale of the 57 residential lots in North Las Vegas, Nevada and (ii) an increase in profit from the rice drying and storage operation. This increase was due to the increased efficiency of the new rice dryer as compared to the operations of the West Sacramento rice dryer and, (iii) a decrease in bad debt expense which resulted in fewer bad debts incurred in 1997 and the recovery of certain bad debts written off in prior years.

1997 VS. 1996

REAL ESTATE

     The major increase in real estate revenues and profits in 1997 was due to the sale of the White Ranch and the 57 residential lots in North Las Vegas, Nevada. Although the Sacramento real estate market is showing a modest increase, sales at The Fairways continue to be slow.

     Net rental income from agricultural properties decreased in 1997 when compared with 1996 due primarily to the sale of the White Ranch.

AGRICULTURAL

     Rice drying and storage profits in 1997 increased by approximately $268,000 when compared with 1996. The increase was due to cost reductions attributable to the operations of the new rice dryer, which included such items as: (i) a reduction in salaries of approximately $27,000, (ii) a reduction in repairs and maintenance of approximately $18,000, and (iii) a reduction in custom services of approximately $35,000. In addition, because the Company now owns its own rice dryer rental payments for the use of the West Sacramento dryer decreased by approximately $85,000. Also in 1996, the Company made a one time payment to cancel the original lease on the West Sacramento dryer.

GENERAL

     Selling, administrative and general expenses in total remained constant when comparing 1997 with 1996. However, there were some significant increases and decreases during 1997 such as: (i) an increase in legal fees which relates to the ongoing litigation between John B. Anderson and the FDIC, (ii) a decrease in office and related expenses of approximately $65,000 which was due primarily to relocating the Company's offices to Sacramento, California and
(iii) a decrease of approximately $18,000 in the cost of directors and officers liability insurance.

     Interest income decreased because of principal collections on various notes receivable. Interest expense decreased because of principal payments made to Beal Bank, the purchaser of the SASA Obligation. The decrease in interest expense was partially offset by interest expense applicable to the Drying Facility financing.

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

LIQUIDITY AND CAPITAL RESOURCES

     During the year ended December 31, 1997, cash, cash equivalents and marketable securities increased by $3,162,000 from $1,810,000 at December 31, 1996 to $4,972,000 at December 31, 1997. The most significant sources of cash in 1997 were cash provided by operations ($6,978,000), the collection of loans made to others, including related parties, ($760,000),and proceeds from short-term and long-term debt ($1,260,000). The most significant uses of cash in 1997, consisted of payments made to minority interest ($2,981,000), payments for capital expenditures ($1,826,000), payments on long-term debt ($833,000), payments on short term debt ($119,000), loans made to others, including related parties ($189,000) and cash paid for other investments.

     The Company believes that its primary requirements for liquidity in the coming fiscal year will be to fund ongoing expenses at The Fairways, which include, among other things, association dues, water and sewer fees and property taxes; to fund the required payments due on the note to Beal Bank; to fund the required payments due on the rice dryer financing; to fund costs that may be incurred relating to the toxic clean-up at Sam Hamburg Farm; to fund any tax payments that may be due to the California Franchise Tax Board; and to fund general and administrative expenses. In addition the Company may be required to fund certain costs relating to a possible stockholder meeting.

     The Company believes that sources of required liquidity will be cash generated from the rice drying and storage facilities, anticipated lot sales at The Fairways, collection of notes receivable resulting from sales at The Fairways,Success Payments related to the venture with MI. Based on known commitments, the Company believes that the sources of cash described and the cash available at December 31, 1997, will be adequate to fund known liquidity requirements. However, if the sources of required liquidity and the cash available at December 31, 1997 prove to be insufficient to cover the Company's primary liquidity requirements, it will be necessary to sell some of the Company's non-income producing assets.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Consolidated Financial Statements and supplementary data of Dunes Hotels and Casinos Inc. are located at pages F-1 to F-31 and are listed and included under Item 14, Exhibits, Financial Statement Schedules and Reports on Form 8-K of Part IV hereof and are incorporated herein by reference.

                              PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The By-laws of the Company provide that the number of directors constituting the entire board shall be twelve. Directors are elected at each annual meeting of shareholders to hold office until the next annual meeting and until a successor has been elected and qualified. The Company has not held an annual meeting of stockholders since December 19, 1984. However, see "Item 3. Legal Proceedings - Federal Deposit Insurance Corporation et al. v. John B. Anderson et al." regarding a possible stockholders meeting. Of the nine directors elected at the December 19, 1984 annual meeting of shareholders, three have resigned, and only two of such vacancies thereby created have been filled. As a result, the number of directors currently serving is eight.

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

     John B. Anderson, 55, is and has been since May 1984, a director of the Company and until December 11, 1997, served as the Company's chairman of the board and president. On March 10, 1992, BGC (an Anderson Entity) filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Nevada. On November 10, 1992, the United States Bankruptcy Court confirmed and approved BGC's plan of reorganization which became effective December 1, 1992. On December 20, 1994, the Chapter 11 case was closed. On April 6, 1992, Maxim Development Co. (an Anderson Entity) filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Eastern District of California, which bankruptcy was subsequently dismissed on March 12, 1993.

     Brent L. Bowen, 69, is and has been a director, officer and member of the audit committee of the Company; and a director and officer of certain of the Company's subsidiaries since December 1984. Mr. Bowen was employed by Anderson Farms (an Anderson Entity) from 1981 to 1995 as a business and financial analyst. Mr. Bowen became an employee of MRI in 1995. Mr. Bowen has experience in the hotel/casino, farming, real estate, home-building, rice mill, commodities and banking industries. Mr. Bowen retired from the Company in 1998.

     James H. Dale, 66, is and has been since January 1988, a director of the Company. Mr. Dale was elected Treasurer of the Company in 1990 and Secretary of the Company on December 11, 1997. From September 1986 to October 1991, Mr. Dale was employed by Anderson Farms (an Anderson Entity) as Chief Financial Officer. Prior to 1986, he was a partner in Grant Thornton, Certified Public Accountants. Mr. Dale became an employee of MRI in October 1991 when he was elected president of MRI and its subsidiaries.

     Andrew Marincovich, 76, is and has been since August 1978, a director and member of the Audit Committee of the Company. He is, and has been since July 1983, Chairman of the Audit Committee. He is President and Executive Officer of Marincovich & Company, a certified public accounting firm in Rancho Palos Verdes, California. He is a Certified Public Accountant, licensed to practice in California.

     Donald J. O'Leary, 67, was elected to the Company's Board of Directors and appointed to the Company's Audit Committee on May 19, 1994. Mr. O'Leary is an attorney and is a member of the California, Virginia and District of Columbia Bars. He is currently in private practice in California. Prior to entering private practice, Mr. O'Leary was a trial attorney for the U.S. Department of Justice and resident counsel for several large real estate companies.

     Edward Pasquale, 54, is and has been a director and officer of the Company since December 1984; and was a director and officer of certain of the Company's subsidiaries from December 1984 until September 1988. On January 27, 1998, he was elected president and a director of certain of the Company's subsidiaries. On December 11, 1997, Mr. Pasquale was elected president of the Company. Mr. Pasquale has been a member of the Company's audit committee since May 19, 1994. He is presently, and has been since September 1983, self-employed as a financial consultant, with emphasis in litigation support services, bankruptcy proceedings, and corporate reorganization. He is a Certified Public Accountant, licensed to practice in the States of California and Nevada.

     Wayne O. Pearson, 67, is and has been since August 1978, a director and member of the Audit Committee of the Company. From March 1975 to May 1993, he was a marketing analyst for R&R Advertising Agency, Las Vegas, Nevada; and since January 1970, sole proprietor, Wayne Pearson Consulting, Las Vegas, Nevada, a business and public opinion research company.

     Erik J. Tallstrom, 50, is and has been a director of the Company since December 1984. Prior to 1985, he was self-employed as a certified public accountant, and was a financial consultant to Anderson. From November 1985 to December, 1996 he was a business partner with Anderson in several real estate developments, including Rancho Murieta in California. Currently, Mr. Tallstrom acts as a consultant to various real estate companies and is a part owner of a tile manufacturing company.

       There is no family relationship between any directors or executive officers of the Company. No director holds a directorship in any other company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of such Act or any company registered as an investment company under the Investment Company Act of 1940, as amended.

     COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT. Based solely upon a review of the Commission's Forms 3 and 4 received by the Company during the last fiscal year and upon written representations solicited by the Company, no Officer, Director, beneficial owner of more than 10% of any class of the Company's equity securities or any other person subject to Section 16 of the Exchange Act failed to file on a timely basis as disclosed in the above forms, reports required by Section 16(a) of the Exchange Act during the year ended December 31, 1997.

ITEM 11.  EXECUTIVE COMPENSATION

     The following table sets forth the annual compensation paid to John B. Anderson, who until December 11,1997, was the Company's Chairman of the Board and President, and to James H. Dale, the only executive officer of the Company who received compensation in excess of $100,000 for the year ended December 31, 1997.
                          SUMMARY COMPENSATION TABLE
                              ANNUAL COMPENSATION
        (a)           (b)      (c)        (d)         (e)             (i)
                                                  Other annual    All other
Name and prin-                                    compensation    compensation
CIPAL POSITION       YEAR   SALARY($)   BONUS($)      ($)             ($)

John B. Anderson,    1997      --         --          --          $60,400 (1)
Chairman of the      1996      --         --          --          $74,998 (1)
Board and President  1995      --         --          --          $64,278 (1)

James H. Dale,       1997   $110,000  $ 3,500         --          $15,000 (2)
Secretary/Treasurer  1996   $110,000  $ 2,500         --          $15,000 (2)
                     1995   $102,400  $20,000         --          $15,000 (2)

     (1) All other compensation to John B. Anderson consists of the following for the years indicated:

          1997   Annual Directors fees            $   15,000
                 Payments of certain expenses
                 on behalf of Mr. Anderson            45,400
                                                  ----------
                                                  $    60,400


          1996   Annual Directors fees            $    15,000
                 Payments of certain expenses
                 on behalf of Mr. Anderson             59,998
                                                  -----------
                                                  $    74,998

          1995   Annual Directors fees            $    15,000
                 Payments of certain expenses
                 on behalf of Mr. Anderson             49,278
                                                  -----------
                                                  $    64,278

     (2) All other compensation to James H. Dale, the Company's Secretary/ Treasurer, consists of annual directors fees in the amount of $15,000.

COMPENSATION OF DIRECTORS

     The Company pays each director an annual fee of $15,000 which until December 31, 1996, was paid quarterly. At the January 1997 Board of Directors meeting, the Directors voted to pay directors fees monthly. Directors fees due Mr. Anderson are retained by the Company and applied against amounts due the Company from entities owned or controlled by Mr. Anderson. The assignment of Mr. Anderson's directors fees will remain in effect until changed by the Board of Directors. In addition to their regular directors fees and audit committee fees, board members and audit committee members are paid $150 per hour for special projects considered to be outside the scope of their duties as board and audit committee members. In addition, they receive a travel allowance of $300 for each meeting attended.

     Messrs. Marincovich, Pearson, Bowen, Pasquale and O'Leary are all members of the Company's Audit Committee. Audit Committee members receive compensation of $1,000 per month plus a travel allowance of $300 for each meeting attended. For services rendered as Audit Committee members and consultants during the fiscal year 1997, Messrs. Marincovich, Pearson, Pasquale, O'Leary and Bowen were paid $14,400, $12,900, $15,000, $14,100, and
$12,000, respectively. Beginning January 1, 1997, the Company adopted the policy of deferring $250 of each monthly directors fee and $200 of each monthly audit committee fee. In July 1997, the Company paid all deferred directors and audit committee fees and resumed paying the directors and audit committee fees in full on a monthly basis.

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

Name and Address of         Amount and Nature of            Percent of Common
BENEFICIAL OWNER          BENEFICIAL OWNERSHIP (1)          STOCK OUTSTANDING

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

     (2) Anderson, through various entities owned or controlled by him, claims beneficial ownership of, and shared voting and shared investment power with respect to the reported shares (the Anderson Shares). See
     Item 3. Legal Proceedings.

          Of the Anderson Shares, approximately 3,000,000 shares are pledged in favor of the FDIC. On February 17, 1993, the Company received a copy of Securities and Exchange Commission Schedule 13D dated February 12, 1993 filed with the Commission on behalf of EurekaBank (Eureka). The Eureka Schedule 13D reports that Eureka possesses "sole voting power" and "sole dispositive power" with respect to 3,000,000 shares of the Company's common stock. The Eureka Schedule 13D also reports that Eureka may be deemed to have acquired beneficial ownership of 4,367,643 shares of the Company's common stock which amounts to 68.5% of the class represented by said shares. In July 1993, Eureka representatives advised the Nevada Gaming Control Board that the FDIC had assumed management and supervision of efforts to collect Mr. Anderson's obligation under a debtor-creditor agreement dated November 30, 1988, by and between John B. Anderson, Edith Anderson and Eureka Federal Savings and Loan Association. On July 14, 1995, the FDIC filed an action in the United States District Court for the District of Nevada against Anderson, Edith Anderson, CDC, J.A. Inc. and J.B.A. Investments, Inc. The Company is not a party to the action. See "Item.3 - Legal Proceedings" for a detailed discussion of the Anderson Parties obligation to the FDIC and the litigation relating thereto.

          Of the Anderson Shares, 1,280,756 shares are pledged in favor of the Company to secure indebtedness to the Company. The balance of the Anderson Shares are pledged in favor of other creditors of Anderson.

          The transfer agent's records maintained for the Company show that Anderson or entities owned or controlled by him own 4,260,912 shares. The difference between what the transfer agent's records show and the information provided to the Company by Anderson is 19,844 shares. The difference consists of (i) 106,731 shares purchased by BGC and (ii) 86,887 shares owned by CBC given in payment of legal fees owed by Mr. Anderson. None of these transactions have been changed on the transfer agent's records.

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

     On November 26, 1997, the Company entered into a Loan Purchase Agreement (the Note Sale Agreement) with John B. Anderson, as Trustee for the John J. Anderson Family Trust. The Note Sale Agreement provided for the sale of a note (the BGC Note) issued by Baby Grand Corp. payable to MRI. The BGC Note is described in detail in the Company's Form 10-K for the year ended December 31, 1996. See Item1. "Business - Other Activities - Certain Loans - Baby Grand Corp." The Note Sale Agreement and events subsequent thereto are described in detail in Item 3. "Legal Proceedings - Federal Deposit Insurance Corporation et al. v. John B. Anderson et al."

     On June 12, 1996, the Company loaned Golden State Trust, an Anderson Entity, $250,000. The balance of the Golden State Trust loan, $150,000, was written off against the 1996 reserve in 1997.

     On October 1, 1997, the Company loaned James H. Dale, the Company's Secretary/Treasurer and President of MRI, $85,000. The loan is for three years with interest at 9% payable monthly. The loan is collateralized by a deed of trust on real property and a conditional assignment of Mr. Dale's directors fees.

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

     1. Financial Statements.
                                                                PAGE

        Independent Auditors' Report                             F-1

        Dunes Hotels and Casinos Inc. and Subsidiaries
        Consolidated Financial Statements:

        Balance sheets as of December 31, 1997 and 1996          F-2

        Statements of income (loss), three years ended
        December 31, 1997, 1996 and 1995                         F-4

        Statements of shareholders' equity, three years
        ended December 31, 1997, 1996 and 1995                   F-6

        Statements of cash flows, three years ended
        December 31, 1997, 1996 and 1995                         F-7

        Notes to Consolidated Financial Statements, three
        years ended December 31, 1997, 1996 and 1995             F-9

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

        3.02 Certificate of Amendment of Restated Certificate of Incorporation of Dunes Hotels and Casinos Inc. dated December 19, 1984, is incorporated herein by reference to Dunes Hotels and Casinos Inc. Annual Report on Form 10-K (file no. 1-4385) for the year ended December 31, 1994, Part IV, Item 14(a)(3),
              Exhibit 3.02.

        3.03 Revised By-laws of Dunes Hotels and Casinos Inc. dated December 1984, is incorporated herein by reference to Dunes Hotels and Casinos Inc. Annual Report on Form 10-K (file no. 1-4385) for the year ended December 31, 1994, Part IV, Item 14(a)(3),
              Exhibit 3.03.

        4.01 Specimen Certificate for the Common Stock of Dunes Hotels and Casinos Inc., is incorporated herein by reference to Dunes Hotels and Casinos Inc. Annual Report on Form 10-K (file no. 1-
              4385) for the year ended December 31, 1994, Part IV, Item 14(a)(3), Exhibit 4.01.

        4.02 Specimen Certificate for the Preferred Stock of Dunes Hotels and Casinos Inc., is incorporated herein by reference to Dunes Hotels and Casinos Inc. Annual Report on Form 10-K (file no. 1-
              4385) for the year ended December 31, 1994, Part IV, Item 14(a)(3), Exhibit 4.02.

        10.04 Settlement Agreement dated June 28, 1988, by and between San Antonio Savings Association and Dunes Hotels and Casinos Inc.; First Amendment to Settlement Agreement dated December 5, 1989, by and between San Antonio Savings Association, F.A. (assignee of San Antonio Savings Association) and Dunes Hotels and Casinos Inc., is incorporated herein by reference to Dunes Hotels and Casinos Inc. Annual Report on Form 10-K (file no. 1-4385) for the year ended December 31, 1994, Part IV, Item 14(a)(3),
              Exhibit 10.04. Settlement Release and Loan Modification Agreement dated October 24, 1995, by and among the Resolution Trust Corporation, Dunes Hotels and Casinos Inc., Continental California Corporation, M & R Investment Company, Inc. and SHF Acquisition Corporation, is incorporated herein by reference to Dunes Hotels and Casinos Inc. Quarterly Report on Form 10-Q for the nine months ended September 30, 1995, Item 6, Exhibit 10.01. Order Granting Joint Motion to Dismiss Bankruptcy Case and Adversary Proceeding, dismissing bankruptcy case of Continental California Corporation, is incorporated herein by reference to Dunes Hotels and Casinos Inc. Current Report on Form 8-K dated November 22, 1995, Item 7(c), Exhibit 99.01.

        10.05 Stipulation and Order for Dismissal with Prejudice filed in the United States Bankruptcy Court, District of Nevada, Case No. BK-S-92-20989 (RCJ) executed by The Valley National Bank of Arizona, EurekaBank, M&R Investment Company, Inc. and Baby Grand Corp.; Compromise Agreement dated November 9, 1992, by and among Maxim Development, The Valley National Bank of Arizona and Redwood Bank; Settlement Agreement and Mutual Release dated November 2, 1992, by and among EurekaBank, The Valley National Bank of Arizona, M&R Investment Company, Inc. and Baby Grand Corp.; Addendum to Settlement Agreement and Mutual Release dated November 2, 1992, by and among EurekaBank, The Valley National Bank of Arizona, M&R Investment Company, Inc., and Baby Grand Corp.; Stipulation for Dismissal of Appeal with Prejudice filed in the United States District Court, District of Nevada, Case

              No. CV-S-92-675-LVG (RCH) dated November 2, 1992 and executed by The Valley National Bank of Arizona, Baby Grand Corp., M&R Investment Company, Inc. and the official Unsecured Creditors' Committee; Promissory Note dated November 2, 1992, in the principal amount of $2,650,000 made by Baby Grand Corp. to M&R Investment Company, Inc.; Amended and Restated Pledge Agreement dated November 2, 1992, by and between Baby Grand Corp. and M&R Investment Company, Inc.; and Release of Assignment of Leases, Rents and Revenues dated November 2, 1992, by M&R Investment Company, Inc., are incorporated herein by reference to Dunes Hotels and Casinos Inc. Annual Report on Form 10-K (file no. 1-
              4385) for the  year ended  December  31,  1992,  Part  IV,  Item
              14(a)(3), Exhibit 10.05. Second Settlement and Forbearance Agreement dated February 9, 1995, by and among Baby Grand Corp., M & R Investment Company, Inc. and Bank One, Arizona, NA.; and Purchase Agreement (including Option Agreement) dated February 9, 1995, by and between Baby Grand Corp. and M & R Investment Company, Inc., are incorporated herein by reference to Dunes Hotels and Casinos Inc. Current Report on Form 8-K (file no. 1-
              4385)  dated  February  9,  1995, Item 7, Exhibit Nos. 10.01 and
              10.02.

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

        10.16 Parks  Development  Agreement  dated February 20, 1991,  by  and among the Rancho Murieta Association, the Rancho Murieta Community Services District, Rancho Murieta Properties, Inc., CBC Builders, Inc. and SHF Acquisition Corporation, is incorporated herein by reference to Dunes Hotels and Casinos Inc. Annual Report on Form 10-K (file no. 1-4385) for the year ended December 31, 1993, Part IV, Item 14(a)(3), Exhibit 10.16. Settlement Agreement Regarding Payment of Park Fees (not dated) by and among Rancho Murieta Association, SHF Acquisition Corporation, CBC Builders, Inc., Rancho Murieta Properties, Inc. and Rancho Murieta Community Services District of Sacramento County, is incorporated herein by reference to Dunes Hotels and Casinos Inc. Annual Report on Form 10-K (file no. 1-4385) for the year ended December 31, 1994, Part IV, Item 14(a)(3),
              Exhibit 10.16.

        10.17 Inter-Creditor Agreement dated September 30, 1993, by and among SHF Acquisition Corporation, M & R Investment Company, Inc. and Calfee & Young, is incorporated herein by reference to Dunes Hotels and Casinos Inc. Annual Report on Form 10-K (file no. 1-
              4385) for the year ended December 31, 1993, Part IV, Item 14(a)(3), Exhibit 10.17.

        10.18 Commercial Premises Lease dated July 1, 1993, by and between California Dehydrating Company and SHF Acquisition Corporation, is incorporated herein by reference to Dunes Hotels and Casinos Inc. Annual Report on Form 10-K (file no. 1-4385) for the year ended December 31, 1993, Part IV, Item 14(a)(3), Exhibit 10.18.

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

        10.21 Letter dated March 28, 1994 from M&R Investment Company, Inc. to Michael Shipsey and Tri-Star International Development regarding purchase of a 25% interest of Tri-Star International Development's 50% interest in Arroyo Grande Joint Venture Agreement of distributable cash; and Letter dated July 29, 1994 from Dennis L. Kennedy of Lionel Sawyer & Collins to Tri-Star

              International Development regarding termination of Tri-Star International Development's interest in the Arroyo Grande Joint Venture, are incorporated herein by reference to Dunes Hotels and Casinos Inc. Annual Report on Form 10-K (file no. 1-4385) for the year ended December 31, 1994, Part IV, Item 14(a)(3),
              Exhibit 10.21.

        10.22 Agreement dated January 1, 1996, by and between California Dehydrating Company, Inc. and SHF Acquisition Corporation regarding use of the California Dehydrating name and a Covenant Not to Compete is incorporated herein by reference to Dunes Hotels and Casinos Inc. Annual Report on Form 10-K (file no. 1-
              4385) for the year ended December 31, 1995, Part IV, Item 14(a)(3), Exhibit 10.22.

        10.23 Commercial Premises Lease dated March 1, 1995, by and between Pheasant Investment Corporation and SHF Acquisition Corporation regarding the lease of the rice drying facility in West Sacramento, California is incorporated herein by reference to Dunes Hotels and Casinos Inc. Annual Report on Form 10-K (file no. 1-4385) for the year ended December 31, 1995, Part IV, Item 14(a)(3), Exhibit 10.23.

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

        10.26 Assignment of promissory note in the original principal amount of $70,000 made by Chandler T. Martin and Debra L. Martin in favor of SHF Acquisition Corporation; Promissory Note dated March 2, 1992, made by Chandler T. Martin and Debra L. Martin in favor of SHF Acquisition Corporation; Letter dated April 6, 1994, extending the due date of the note to March 10, 1998; Deed of Trust dated March 2, 1992, made by Chandler T. Martin and Debra L. Martin is incorporated herein by reference to Dunes Hotels and Casinos Inc. Annual Report on Form 10-K (file no. 1-
              4385) for the year ended December 31, 1995, Part IV, Item 14(a)(3), Exhibit 10.26.

        10.27 Assignment of promissory note in the original principal amount of $164,160 made by Consolidated Kapital, Inc. in favor of SHF Acquisition Corporation; Promissory Note dated January 24, 1992, made by Consolidated Kapital, Inc in favor of SHF Acquisition

              Corporation; Deed of Trust dated January 24, 1992, made by Consolidated Kapital, Inc. is incorporated herein by reference to Dunes Hotels and Casinos Inc. Annual Report on Form 10-K (file no. 1-4385) for the year ended December 31, 1995, Part IV,
              Item 14(a)(3), Exhibit 10.27.

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

        10.36 Real Estate Option Agreement dated September 27, 1996, wherein M&R Investment Company, Inc. granted an Option to MARCOR PARTNERSHIP, a general partnership, an Option to acquire M&R Investment Company, Inc's 66.667% interest in 2.16 acres of industrial property in Las Vegas, Nevada; Memorandum Of Option for the purpose of recordation is incorporated by reference to Dunes Hotels and Casinos Inc. Annual Report on Form 10-K (file no 1-4385) for the year ended December 31, 1996, Part IV, Item 14 (a) (3), Exhibit 10.36.

        10.37 Purchase Agreement dated February 27, 1997 by  and  between Dana
              C. Hair ("Buyer") and Southlake Acquisition Corporation, a Nevada Corporation, and Jim Joseph, as Trustee of The Joseph Revocable Trust, each as to an undivided 1/2 interest wherein Buyer agrees to buy the property, more commonly known as The White Ranch for $6,000,000; Exhibit "A" to purchase agreement, Legal description of the property; Exhibit "B", there are no items in Exhibit B; Exhibit "C", there are no items in Exhibit "C"; Exhibit "D", (i) Copy of a Field Tenant Lease dated January 5, 1997, between Southlake Acquisition Corporation and Phoenix Farming Company (ii) Copy of a Field Tenant Lease dated January 5, 1997, between Southlake Acquisition Corporation and Four B's Farms (iii) Copy of an Agricultural Lease dated September 8, 1992, and its amendment dated November 29, 1995 between Southlake Acquisition Corporation and J.G. Boswell Company (iv) Copy of a letter dated February 14, 1997, from Brent Bowen, Vice President, Southlake Acquisition Corporation to J. W. Boswell, President, J.G. Boswell Company (v) Copy of a Field Tenant Lease dated February 20, 1997, between Southlake Acquisition Corporation and W.William Blanken dba HWB Farms.; Exhibit "E", there are no items in Exhibit "E"; Exhibit "F",
              (i) Copy of the Angiola Water District Restated Water Distribution Agreement (ii) Copy of a Fax Transmittal dated February 12, 1997, from Kevin Johansen, Angiola Water District, to Brent Bowen, Southlake Acquisition Corporation, describing portions of "the Property" lying within the boundaries of the Tulare Lake Basin Water Storage District and the Tulare Lake Drainage District, (iii) Copy of the Short Term State Water Contract between Tulare Lake Basin Water Storage District and Southlake Acquisition Corp. for the period January 1, 1997 through December 31, 1998, (iv) Copy of the Ninth Amended Rules and Regulations Governing the Transmission of Water Under the Water Supply Contract Between the State of California, Department of Water Resources and the Tulare Lake Basin Water Storage District; Exhibit "G", there are no items in Exhibit "G" is incorporated by reference to Dunes Hotels and Casinos Inc. Annual Report on Form 10-K (file no. 1-4385) for the year ended December 31, 1996, Part IV, Item 14 (a) (3), Exhibit 10.37.

        10.38 Agreement For The Purchase and Sale of Real Property dated February 21,1997, wherein SHF Acquisition Corporation agrees to sell to Celebrate, LLC, and/or assignee, a parcel of vacant land consisting of approximately .82 acres described as a portion of the W2, SW4, Se4NW4 of Section 33, Township 195 and Range 61E, M.D.M. The Property is further described as Arroyo Grande Unit 3 consisting of 4 lots is incorporated by reference to Dunes Hotels and Casinos Inc. Annual Report on Form 10-K (file no. 1-
              4385) for the year ended December 31, 1996, Part IV, Item 14 (a)
              (3), Exhibit 10.38.

        10.39 Agreement For The Purchase and Sale of Real Property dated February 21,1997, wherein SHF Acquisition Corporation agrees to sell to Celebrate, LLC, and/or assignee, a parcel of vacant land consisting of approximately 11 gross acres described as a portion of the SW4, NW4 of Section 33, Township 195 and Range 61E, M.D.M. The property is further described as Arroyo Grande Unit 2A and 2B consisting of 53 lots is incorporated herein by reference to Dunes Hotels and Casinos Inc. Annual Report on Form 10-K (file no. 1-4385) for the year ended December 31, 1996,
              Part IV, Item 14 (a) (3), Exhibit 10.39.

        10.40 Purchase and Option Agreement by and between SHF Acquisition Corporation and Murieta Investors, LLC, dated October 7, 1996, wherein SHF Acquisition Corporation sold 6 lots at The Fairways to Murieta Investors, LLC, and granted an option to Murieta Investors, LLC, to acquire 34 additional lots at The Fairways under terms and conditions described in the Purchase and Option Agreement is incorporated herein by reference to Dunes Hotels and Casinos Inc. Annual Report on Form 10-K (file no. 1-4385) for the year ended December 31, 1996, Part IV, Item 14 (a) (3),
              Exhibit 10.40.

        10.41 Construction Contract dated March 24, 1997, between SHF Acquisition Corporation and Tolson Construction Co. for the construction of a new rice dryer is incorporated herein by reference to Dunes Hotels and Casinos Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, Part II, Item 6,
              Exhibit 10.01

        10.42 Master Equipment Lease dated April 3, 1997, between ICON Financial Corp. and SHF Acquisition Corporation; Promissory Note dated April 3, 1997, in the principal amount of $1,150,000 between ICON Cash Flow Partners, L.P., Series E; Guaranty by

              Dunes Hotels and Casinos Inc. to ICON Financial Corp. dated May 19, 1997; Guaranty by M&R Investment Company, Inc. to ICON Financial Corp. dated May 19, 1997; Short Form Deed of Trust and Assignment of Rents dated May 21, 1997, by SHF Acquisition Corporation in favor of ICON Cash Flow Partners, L.P., Series E is incorporated herein by reference to Dunes Hotels and Casinos Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, Part II, Item 6, Exhibit 10.02.

        10.43 Letter dated March 18, 1997, to Baby Grand Corp., 160 E. Flamingo Road, Las Vegas, Nevada 89109, Re: Pledged Shares Of
              Dunes Hotels and Casinos Inc. is incorporated herein by reference to Dunes Hotels and Casinos Inc. Current Report on Form 8-K, dated March 26, 1997, Item 5. Other Events.

        10.44 Letter dated March 18, 1997, to J.B.A. Investments, Inc. c/o John B. Anderson, Anderson Farms, Mace Blvd., Road 32 A, Davis, California 95616, Re: Pledged Shares of Dunes Hotels and Casinos Inc. is incorporated herein by reference to Dunes Hotels and Casinos Inc. Current Report on Form 8-K, dated March 26, 1997,
              Item 5. Other Events.

        10.45 Letter dated March 28, 1997, to Federal Deposit Insurance Corporation from Baby Grand Corp., Re: Pledged Shares of Dunes Hotels and Casinos Inc. is incorporated herein by reference to Dunes Hotels and Casinos Inc. Current Report on Form 8-K, dated March 26, 1997, Item 5. Other Events.

        10.46 Letter dated March 28, 1997, to Federal Deposit Insurance Corporation from Cedar Development Co., Re: Pledged Shares of Baby Grand Corp. is incorporated herein by reference to Dunes Hotels and Casinos Inc. Current Report on Form 8-K, dated March 26, 1997, Item 5. Other Events.

        10.47 Letter dated March 28, 1997, to Federal Deposit Insurance Corporation from John B. Anderson, Re: Pledged Shares of Cedar Development Co. is incorporated herein by reference to Dunes Hotels and Casinos Inc. Current Report on Form 8-K, dated March 26, 1997, Item 5. Other Events.

        10.48 Letter dated March 28, 1997, to Federal Deposit Insurance Corporation from J.B.A. Investments Inc. Re: Pledged Shares of Dunes Hotels and Casinos Inc. is incorporated herein by reference to Dunes Hotels and Casinos Inc. Current Report on Form 8-K, dated March 26, 1997, Item 5. Other Events.

        10.49 Loan Purchase Agreement dated November 19, 1997, between M&R Investment Company, Inc. and John B. Anderson, as Trustee of the John J. Anderson Family Trust is incorporated herein by reference to Dunes Hotels and Casinos Inc. Current Report on Form 8-K, dated December 16, 1997, Item 5. Other Events.

        21.01 Subsidiaries of Registrant.

        27.01 Financial Data Schedule

     (b) Reports on Form 8-K

        8K.01 March 26, 1997. This report on Form 8-K, Item 5, reported that the Company had received copies of letters to Baby Grand Corp.
              (BGC) and J.B.A. Investments, Inc. (JBA) from the Federal Deposit Insurance Corporation (FDIC) wherein the FDIC stated that all rights of BGC and JBA pertaining to the Pledged Dunes Shares were now vested in the FDIC..

        8K.02 July 8, 1997.  This report on Form 8-K, Item 5, reported that on
              June 3, 1997, the FDIC filed a motion for a declaration that the FDIC has the right to exercise the voting rights to the Pledged Dunes Shares and requiring stockholders meetings be held for Dunes and certain other entities and that on July 8, 1997, the Nevada District Court granted the FDIC's motion.

        8K.03 August 15, 1997. This report on Form 8-K, Item 5, reported that on August 9, 1997, the court appointed Special Master, acting as an agent of the FDIC, published in a major newspaper in Las Vegas, Nevada, a notice of a court supervised sale of common stock and other assets, including certain shares of common stock of the Company.

        8K.04 December  16,  1997.   This report on Form 8-K, Item 1, reported
              that the Federal Deposit Insurance Corporation (the FDIC) in a letter dated January 15, 1998, had demanded that the Company hold a special meeting of stockholders of the Company by January 30, 1998, at which meeting the FDIC intends to vote the FDIC and Baby Grand Corp. Pledged Shares to remove the existing board of directors of the Company and to elect a designee or designees of the FDIC to constitute the new board of directors of the Company and under Item 5, reported the sale, and events subsequent to the sale, of the Baby Grand Note to the John J. Anderson Family Trust.

                             SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DUNES HOTELS AND CASINOS INC.       DUNES HOTELS AND CASINOS INC.


By    EDWARD PASQUALE                By    JAMES H. DALE
   Edward Pasquale                      James H. Dale
   President                            Secretary/Treasurer (Principal
   (Principal Executive Officer)        Accounting and Financial Officer)

Dated     MARCH 25, 1998

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

SIGNATURE                           TITLE                          DATE



John B. Anderson                  Director


BRENT L. BOWEN
Brent L. Bowen                    Director                    MARCH 25, 1998

JAMES H. DALE
James H. Dale                     Director                    MARCH 25, 1998

ANDREW P. MARINCOVICH
Andrew P. Marincovich             Director                    MARCH 25, 1998


Donald J. O'Leary                 Director

EDWARD PASQUALE
Edward Pasquale                   President                   MARCH 25, 1998

WAYNE O. PEARSON
Wayne O. Pearson                  Director                    MARCH 25, 1998

ERIK J. TALLSTROM
Erik J. Tallstrom                 Director                    MARCH 25, 1998

                      INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders
Dunes Hotels and Casinos Inc.
Sacramento, California

     We have audited the accompanying consolidated balance sheets of Dunes Hotels and Casinos Inc. and Subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income (loss), shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dunes Hotels and Casinos Inc. and Subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

     As discussed in Note 3a(1), there is a substantial possibility that a change of control of the Company may occur in the near future. The effect of such a change on the Company's future operations or other activities cannot be assessed at this time.

     The   Company   has  engaged  in  significant  business   activities   and
transactions with related parties, including real estate investments and lending, which have resulted in losses.

     In connection with our audits of the financial statements referred to above, we audited the financial statement schedules listed under Item 14(a)2. In our opinion, these financial statement schedules present fairly, in all material respects, the information stated therein, when considered in relation to the financial statements taken as a whole.

PIERCY, BOWLER, TAYLOR & KERN

Las Vegas, Nevada

March 11, 1998, except for Note 12(b)
   as to which the date is March 12, 1998

               DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES
                        CONSOLIDATED  BALANCE SHEETS
                         DECEMBER 31, 1997 AND 1996

                                  ASSETS
                                                         1997         1996
                                                       (Dollars in thousands)
Cash and cash equivalents                              $  4,299     $  1,283
Marketable securities                                       673          527
Receivables
  Trade, less allowance, 1996, $141                           3          133
  Related party, less allowance, 1996, $2,049                            397
  Real estate sales, less allowance, 1997, $64              469          928
  Other, including officer,1997, $85                         92           47
Inventory of real estate held for sale                    4,359       10,919
Inventory, other                                                          38
Prepaid expenses                                            122          116
Property and equipment, less accumulated
  depreciation and amortization, 1997, $477;
  1996, $425                                              3,252        1,678
Investments                                                 644        1,049
Other assets                                                124           11
                                                       --------     --------
                                                       $ 14,037     $ 17,126

                                  (continued)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                         1997         1996
                                                      (Dollars in thousands)
Accounts payable                                       $     24     $     98
Accrued expenses                                            207          246
Deferred credits and other                                  178           70
Income taxes                                                307          247
Short-term debt                                              60           69
Long-term debt and capital lease obligations              2,272        1,955
Accrued preferred stock dividends in arrears              1,173        1,101
                                                       --------     --------
     Total liabilities                                    4,221        3,786
                                                       --------     --------
Minority interest                                           320        2,897
                                                       --------     --------
Shareholders' equity
     Preferred stock - authorized 10,750,000 shares
     ($.50 par); issued issued 10,512 shares Series
     B $7.50 cumulative preferred stock, outstanding
     9,610 shares in 1997 and 1996, aggregate
     liquidation value $2,373 including dividends in
     arrears                                                  5            5

     Common stock - authorized 25,000,000 shares ($.50
     par); issued 7,799,780 shares, outstanding
     6,375,096 shares in 1997 and 1996                    3,900        3,900

     Capital in excess of par                            25,881       25,881

     Deficit                                            (18,290)     (17,343)
                                                       --------     --------
                                                         11,496       12,443
     Treasury stock at cost; Preferred - Series B, 902
     shares Common 1,424,684 shares in 1997 and 1996      2,000        2,000
                                                       --------     --------

     Total shareholders' equity                           9,496       10,443
                                                       --------     --------
                                                       $ 14,037     $ 17,126
                                                       ========     ========

                DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                 YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                1997        1996        1995
                                      (Dollars in thousands, except per share)
Operating revenues:
  Sales of real estate                        $ 7,146     $ 1,128     $ 1,901
  Cost of real estate sold                      6,658       1,226       1,824
                                              -------     -------     -------
                                                  488         (98)         77
                                              -------     -------     -------
  Rental income - agricultural properties         529         948         485
  Cost and expense of rental income                97         449         386
                                              -------     -------     -------
                                                  432         499          99
                                              -------     -------     -------
  Rice drying and storage revenues                806         787         752
  Cost of rice drying and storage                 519         768         529
                                              -------     -------     -------
                                                  287          19         223
                                              -------     -------     -------
  Miscellaneous income (expense) - net            (83)        119          (8)
                                              -------     -------     -------
                                                1,124         539         391
                                              -------     -------     -------
Operating expenses:
  Selling, administrative and general
    Corporate                                   1,053       1,022       1,090
    Real estate operations                        218         245         388
  Bad debts (recoveries), net                     (94)        556         425
  Depreciation                                     83          99          69
  Losses on real estate investments               400         290         284
                                              -------     -------     -------
                                                1,660       2,212       2,256
                                              -------     -------     -------
Loss before other credits (charges), income
taxes, minority interest and extraordinary
item                                             (536)     (1,673)     (1,865)
                                              -------     -------     -------
Other credits (charges):
  Interest and dividend income                    323         360         595
  Interest expense                               (201)       (230)        (37)
  Partnership income (loss)                                  (135)       (781)
  Securities gains (losses), net                   (4)        (14)         26
                                              -------     -------     -------
                                                  118         (19)       (197)
                                              -------     -------     -------

                                 (continued)

                                                 1997       1996        1995
                                      (Dollars in thousands, except per share)

Loss before income taxes, minority interest
and extraordinary item                           (418)     (1,692)     (2,062)

Income taxes                                      (53)                    (13)
                                              -------     -------     -------

Loss before minority interest and
extraordinary item                               (471)     (1,692)     (2,075)

Minority interest in income of the White
Ranch                                            (404)        (97)
                                              -------     -------     -------

Loss before extraordinary item                   (875)     (1,789)     (2,075)
Extraordinary item, net of taxes of $80                                 8,346
                                              -------     -------     -------

Net income (loss)                             $  (875)    $(1,789)    $ 6,271
                                              =======     =======     =======

Income (loss) per common share:
  Loss before extraordinary item              $ (0.14)    $ (0.29)    $ (0.33)
  Extraordinary item                                                     1.30
                                              -------     -------     -------
  Net income (loss)                           $ (0.14)    $ (0.29)    $  0.97
                                              =======     =======     =======

               See notes to consolidated financial statements.

                           DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF SHREHOLDERS' EQUITY
                            YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                      (Dollars in thousands)
                     PREFERRED STOCK     COMMON STOCK   CAPITAL                  PREFERRED            COMMON          TOTAL
                        ISSUED(1)           ISSUED         IN                 TREASURY STOCK      TREASURY STOCK      SHARE
                                                         EXCESS                                                      HOLDERS'
                      SHARES  AMOUNT   SHARES    AMOUNT  OF PAR   DEFICIT     SHARES  AMOUNT    SHARES      AMOUNT   EQUITY
Balance, January 1,
  1995                10,512      $5  7,799,780  $3,900  $25,881  $(21,681)   (902)   $(70)  (1,339,684)  $(1,760)     6,275

Accrued dividends,
  Preferred                                                            (72)                                              (72)
Purchase of
  treasury stock                                                                                (85,000)     (170)      (170)
Net income                                                           6,271                                             6,271
                      ------  ------  ---------  ------  -------  ---------   ----    -----    ----------  --------   ------

Balance, December 31,
  1995                10,512       5  7,799,780   3,900   25,881   (15,482)   (902)    (70)    (1,424,684)  (1,930)   12,304

Accrued dividends,
  Preferred                                                            (72)                                              (72)

                                                                                                                           0
Net Loss                                                            (1,789)                                           (1,789)
                      ------  ------  ---------  ------  -------  ---------   -----   -----    ----------  --------  -------

Balance, December 31,
  1996                10,512       5  7,799,780   3,900   25,881   (17,343)   (902)    (70)    (1,424,684) ( 1,930)   10,443

Accrued dividends,
  Preferred                                                            (72)                                              (72)

Net loss                                                              (875)                                             (875)
                      ------  ------  ---------  ------  -------  ---------   -----   -----    ----------  --------  -------

Balance, December 31,
  1997                10,512      $5  7,799,780  $3,900  $25,881  ($18,290)   (902)   ($70)    (1,424,684) ($1,930)  $ 9,496
                      ======  ======  =========  ======  =======  =========   =====   =====    =========== ========  =======

(1) Series B, $7.50 dividend, voting and non-convertible (liquidation value $125 per share).

                            See notes to consolidated financial statements.

                     DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 1997, 1996 and 1995

                                              1997         1996        1995
                                                  (Dollars in Thousands)
Cash flows from operating activities:
   Net income (loss)                        $  (875)     $(1,789)     $ 6,271
 Adjustments to reconcile net income
  (loss) to net cash provided by
  operating activities:
   Provision for losses on accounts and
    notes receivable, related parties
    and others                                  240          600          331
   Non-cash gain from settlement of
    liability                                                          (8,619)
   Depreciation                                  83           99           69
   Gain on disposition of assets                 58                        (2)
   Provision for losses on investments          400          171          346
   Partnership loss, net                                                  435
   Allocation of minority interest              404           97
   (Gain) loss on marketable securities           4           14          (26)
   Changes in operating assets and
    liabilities
     Trade receivables                          130            6          235
     Inventory, real estate held for sale     6,560        1,431        1,248
     Inventory, other                            38           51          (89)
     Prepaid expenses                            (6)          26          107
     Other Assets                              (113)          41          (44)
     Accounts payables                          (74)          (2)         (74)
     Accrued expenses                           (39)         173           15
     Deferred credits and other                 108           47
     Income taxes                                60          (80)          80
                                            -------      -------      -------
Net cash provided by operating activities     6,978          885          283
                                            -------      -------      -------

Cash flows from investing activities:
   Payments made to minority interest        (2,981)
   Capital expenditures                      (1,826)         (23)        (146)
   Purchase of investments                                  (125)      (1,367)
   Purchase of marketable securities           (150)         (30)         (65)
   Proceeds from sale of marketable
    securities                                                            435
   Payments received on receivables             760          975        1,873
   Loans made to related parties                            (250)        (594)
   Loans made to others, including
    officer                                    (189)         (43)        (193)
   Proceeds from investments                      5          247
   Proceeds from disposition of
    property                                    111                        10
                                            -------      -------      -------
  Net cash provided by (used in)
   investing activities                      (4,270)         751          (47)
                                            -------      -------      -------

                                        (continued)

                                                1997        1996          1995
                                                    (Dollars in Thousands)

Cash flows from financing activities:
   Proceeds from short-term debt             $   110     $   123      $   133
   Payments on short-term debt                  (119)       (129)        (134)
   Proceeds from long-term debt                1,150
   Payments on long-term debt                   (833)       (842)        (444)
   Payments for treasury stock                                           (170)
                                             -------     -------      -------
  Net cash provided by (used in)
   financing activities                          308        (848)        (615)
                                             -------     -------      -------
Increase (decrease) in cash and
  cash equivalents                             3,016         788         (379)
Cash and cash equivalents,
  beginning of year                            1,283         495          874
                                             -------     -------      -------
Cash and cash equivalents,
   end of year                               $ 4,299     $ 1,283      $   495
                                             =======     =======      =======
Supplemental disclosures of cash flow
information:
   Cash paid during the year for:
    Interest                                 $   185     $   283      $    10
Supplemental schedules of non-cash
investing and financing activities:
   Total liability settled                   $           $            $ 8,985
   Less assets transferred                                               (366)
                                             -------     -------      -------
   Non-cash gain from extraordinary
    items -- settlement of liabilities       $           $            $ 8,619
                                             =======     =======      =======
   Real estate acquired through foreclosure  $           $    38      $
                                             =======     =======      =======
   Note receivable from sale of investments  $           $   224      $
                                             =======     =======      =======
   Property and equipment acquired through
    a capital lease                          $           $            $    73
                                             =======     =======      =======
   Dividends accrued but unpaid              $    72     $    72      $    72
                                             =======     =======      =======


                  See notes to consolidated financial statements.

                DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                YEARS  ENDED DECEMBER 31, 1997, 1996 AND 1995


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

   DESCRIPTION OF BUSINESS:

   The  Company  operates  in  two  principal  business  segments: Real  estate
     (development and sale of residential lots and rental of agricultural land) and agricultural (rice drying and storage).

   The Company's real estate segment sells completed residential lots primarily to builders of custom homes and to the general public in and around the greater Sacramento, California area. The agricultural properties are leased to farmers in the area where the agricultural properties are located.

   The  agricultural  segment dries harvested  rice  over  a  two-month  period
     (approximately September 15 to November 15) and stores, for a fee, the dried rice (or other grains) until it is removed by the owner. The Company dries and stores rice principally for one customer, Farmers Rice Co-operative (Farmers). Farmers accounts for approximately 98% of the Company's rice drying and storage revenues. If the Company were to lose Farmers as a customer, it would have a material adverse effect on the Company's drying and storage operation.

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

               DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
              YEARS  ENDED DECEMBER 31, 1997, 1996 AND 1995

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

   INCOME (LOSS) PER SHARE:

    For the year ended December 31, 1997, the Company has adopted retroactively
     Statement of Financial Accounting Standards No. 128 "Earnings Per Share" (SFAS No. 128) which established a new accounting standard for the computation and reporting on net income (loss) per share. The implementation of SFAS No. 128 had no material effect on the Company's net income (loss) per share computations.

   Income (loss) per common share has been computed using the weighted  average number of shares outstanding during the year: 6,375,096, 6,375,096 and 6,429,822 for the years ended December 31, 1997, 1996 and 1995, respectively. Dividends on nonconvertible preferred stock - Series B have been deducted from income or added to the loss applicable to common shares. See Note 16.

   CASH AND CASH EQUIVALENTS:

   Cash equivalents are short-term (original maturity of 90 days or less), highly liquid investments that are both readily convertible to known amounts of cash and so near their maturity that they present insignificant risk of changes in value because of changes in interest rates.

   MARKETABLE SECURITIES:

   Effective in the year ended December 31, 1995, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 115 "Accounting for Certain Investments in Debt and Equity Securities". The Company's investments in marketable securities are accounted for as trading securities. There have been no material gains or losses related to the Company's investments in marketable securities.

   RECLASSIFICATIONS:

   Certain  amounts  in  the  Company's  prior  years  consolidated   financial
     statements have been reclassified to conform to the 1997 presentation. Such reclassification has no effect on the results of operations.

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

   REAL ESTATE HELD FOR DEVELOPMENT AND SALE:

   Real estate held for development  and sale is stated at the lower of cost or net realizable value. Costs include primarily acquisition costs and improvements costs. Costs are allocated to individual properties using the method appropriate in the circumstances. For purposes of the statement of cash flows, sales and purchases of real estate held for development and sale are classified as operating activities.

   USE OF ESTIMATES:

   The timely preparation of financial statements  in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Actual results could differ from those estimates some of which may require revision in future periods.

   CAPITALIZED INTEREST:

    For the year ended December 31, 1997, the Company capitalized approximately
     $15,000 of interest in connection with the construction of the rice drying facility (the Drying Facility). The capitalization rate that was used was 12% which is the rate applicable to the debt related to the construction of the Drying Facility.

2. FAIR VALUE OF FINANCIAL INSTRUMENTS:

   The following methods and assumptions were used by the Company in estimating its fair value and disclosures for financial instruments.

   CASH,  CASH  EQUIVALENTS  AND  MARKETABLE  SECURITIES:  The  carrying amount approximates fair value of cash, cash equivalents and marketable securities. For marketable securities, fair values are estimated based on quoted market prices as of December 31, 1997 and 1996.

   NOTES RECEIVABLE: The fair value  of  real estate notes receivable are based on their outstanding balances (net of allowances), their respective interest rates and the estimated fair value, based on comparable sales in the area, of the real property which serves as collateral for the notes. It was not possible to determine the fair value of the BGC Note because the Company was unable to predict whether Baby Grand Corp. would be able to pay its first lien note on its due date, which was the same date that the BGC Note came due. The fair value of the note receivable officer/director is base on its interest rate and the estimated fair value of the real property that serves as collateral for the note.

   SOLANO COUNTY OPTION: The fair value of the Solano County option is based on management's estimate of the amount that could be realized if the Company were to exercise its option and subsequently sell the property. See Note 7(a).

   LONG-TERM DEBT AND CAPITAL LEASE OBLIGATION: The fair value of long-term debt related to the SASA Obligation is not subject to reasonable estimation because the debt arose principally as a result of the settlement of a dispute. The fair value of the capital lease obligation is based on current rates at which the Company could borrow funds.

   The carrying amounts and fair values of the Company's financial instruments at December 31, 1996 and 1997 are as follows (in thousands):

                                                          DECEMBER 31, 1996
                                                          Carrying    Fair
                                                           AMOUNT     VALUE

Cash, cash equivalents and marketable securities           $1,810     $1,810
Notes receivable, real estate sales                           928        928
Note receivable, related party, BGC Note                      397
Solano County option                                        1,044      1,044
Long-term debt and capital lease obligation                 1,955         57

                                                        DECEMBER 31, 1997
                                                        Carrying     Fair
                                                         AMOUNT     VALUE
Cash, cash equivalents and marketable securities         $4,972     $4,972
Notes receivable, real estate sales                         469        469
Note receivable, Officer/Director                            85         85
Solano County option                                        644        644
Long-term debt and capital lease obligation               2,272      1,150

3. RELATED PARTY TRANSACTIONS:

   a. John B. Anderson (Anderson), the Company's controlling stockholder and former Chairman of the Board of Directors of the Company, and entities owned or controlled by him (Anderson Entities) own approximately 67.2% of the Company's common stock as of March 11, 1998. See Note 12 (b) regarding litigation between Anderson and the Federal Deposit Insurance Corporation (the FDIC) and a possible change in ownership of the Company. Each entity related or controlled by Anderson will hereinafter be identified as an
   Anderson   Entity.

     (1) On November 26, 1997, the Company entered into a Loan Purchase Agreement (the Note Sale Agreement) with Anderson, as Trustee of the John J. Anderson Family Trust (the Trust). At such date, Anderson was President and Chairman of the Board of the Company, and through his ownership of Cedar Development Co., was the sole shareholder and President of Baby Grand Corp. (BGC). The Note Sale Agreement provided for the sale of a note (the BGC Note) issued by BGC payable to MRI. The BGC Note was in the original principal amount of $2,650,000 with interest at 9% per annum and was collateralized by approximately 1,280,756 shares of the Company's outstanding common stock (the BGC Pledged Shares). The BGC Note was due on December 1, 1997. The BGC Note had a principal balance at the date of the Note Sale Agreement of approximately $1,900,000. It was carried on the Company's books at approximately $100,000, an amount which the Company believed to be its net realizable value. The sale price of the BGC Note was $320,000 plus a possible contingent bonus payment of $50,000. Of the $320,000, $200,000 was paid to the Company upon signing of the Note Sale Agreement and the delivery to the Trust of approximately 1,036,160 of the BGC Pledged Shares. The remaining $120,000 is held in escrow pending delivery to the Trust of the remaining BGC Pledged Shares and is classified under other assets with an offset to deferred credits.

               DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                YEARS  ENDED DECEMBER 31, 1997, 1996 AND 1995

3. RELATED PARTY TRANSACTIONS (CONTINUED):

   a. (1) continued

        In connection with the Note Sale Agreement, MRI assigned to the Trust all of its rights pursuant to that certain Amended and Restated Pledge Agreement dated November 2, 1992, made by BGC in favor of MRI.

        The Note Sale Agreement was unanimously approved by the Audit Committee of the Company's Board of Directors and seven of the Directors of the Company. The Note Sale Agreement was approved because the Board of Directors and the Audit Committee had been advised that the imminent foreclosure of the BGC Pledged Shares by MRI, which represents 20.1% of the outstanding Common Shares of the Company, when coupled with the then likely exercise of voting rights by the FDIC of 3,000,000 shares of the Common Stock of the Company pledged to the FDIC by other Anderson Entities, which represents 47.1% of the outstanding Common Stock of the Company, would result in a change of ownership for purposes of the Internal Revenue Code of 1986, as amended. Such a change would result in a significant reduction, or the complete loss of the Company's net operating loss carryforward, which as of December 31, 1997, approximated $50,900,000 (the NOL). The Board of Directors and the Audit Committee had been advised that, only through Anderson maintaining control over the BGC Pledged Shares could a change of ownership under the code be avoided and that the Trust was the only entity controlled by Anderson that, at the time the Note Sale Agreement was approved, was free from claims of the FDIC that might adversely effect the ownership of the BGC Pledged Shares. The Note Sale Agreement was approved in part to avoid the loss of the NOL. Anderson did not participate in the Board's deliberation or vote with respect to the Note Sale Agreement. Anderson provided written representation to the Board that (i) he was aware of his fiduciary obligation to the Company, and (ii) he was not aware of any transaction pending or in prospect which would enhance the value of the BGC Note above the sale price to the Trust.

        On December 2, 1997, subsequent to completing the Note Sale Agreement, it came to the Company's attention that BGC had transferred to the Trust, in satisfaction of the BGC Note, assets having an estimated value, determined by BGC, ranging from approximately $1,192,443 to approximately $1,612,632. The assets transferred consisted of the BGC pledged shares, the net equity in a residence occupied by Anderson in Yolo County, California and $580,000 in cash.

        By letter to Anderson, as Trustee of the Trust, dated December 8, 1997, the Company demanded that Anderson confirm to the Company that the transfer of the assets from BGC to the Trust did in fact occur. In addition, the Company demanded that all assets received by the Trust from BGC, less the amount paid to MRI for the purchase of the BGC Note, be turned over to MRI. The Company further advised Anderson that the Company

   a. (1) continued

        reserves all rights and remedies, including possible claims for compensatory and punitive damages, the imposition of a constructive trust, and recission.

        On December 15, 1997, Larry L. Bertsch, the special liquidating master (the Special Master) previously appointed by the United States District Court, District of Nevada (the Nevada District Court), to sell the assets that serve as collateral for the obligation due the FDIC by the Anderson Parties, filed with that court an emergency motion seeking (1) to set aside the allegedly fraudulent transfer of assets by the Company to the Trust and by BGC to the Trust; (2) to freeze assets held by the Trust; and (3) to schedule an order to show cause why Anderson, James
        H. Dale (the Company's Secretary/Treasure, Director and the President of MRI), Kent Neville Calfee (counsel to Anderson who drafted the Note Sale Agreement documents), and Calfee & Young (Calfee's law firm) should not be held in contempt by the Nevada District Court.

        On December 16, 1997, the Nevada District Court ordered that Anderson, as Trustee of the Trust, return to BGC the $580,000 in cash. The Nevada District Court further ordered that the Anderson residence in Yolo County, California remain in the Trust until further order of the Nevada District Court and that the BGC Pledged Shares be turned over to the custody of the Special Master until further order of the Nevada District Court. The Nevada District Court gave the parties until January 8, 1998, to submit responses to the Special Master's Motion. The Company submitted a response on that date challenging the allegation in the Special Master's Motion that MRI fraudulently transferred between $872,443 and $1,292,632 to the Trust. The response also opposes the unwinding of the Note Sale Agreement and any order that would deny the Trust ownership of the BGC Pledged Shares.

        On January 27, 1998, the Special Master submitted to the Nevada District Court his reply to the response of the Company, asking that the Nevada District Court unwind the Note Sale Agreement, at least to the extent that MRI is made whole for its lost profit, representing $580,000 in cash and the interest in the Anderson residence in Yolo County, California, and that the Nevada District Court find Anderson and his attorneys Calfee & Young, in contempt and to impose appropriate sanctions. In this reply, the Special Master did not ask the Nevada District Court to find Mr. Dale in contempt.

        On January 27, 1998, the FDIC submitted to the Nevada District Court its Reply Memorandum of Points and Authorities of FDIC in Support of Special Master Larry L. Bertsch's Motion to Set Aside Fraudulent Transfer, For Contempt and For Monetary Sanctions Jointly and Severally Against John B. Anderson, James H. Dale, Ken Neville

                DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                YEARS  ENDED DECEMBER 31, 1997, 1996 AND 1995

RELATED PARTY TRANSACTION (CONTINUED):
   a. (1) continued

        Calfee and Calfee & Young. This Reply Memorandum asked the Nevada District Court to set aside the Note Sale Agreement in the manner that the Nevada District Court deems most equitable and that the Nevada District Court should sanction Anderson, the Trust, Calfee and Calfee & Young. In its reply, the FDIC did not ask the Nevada District Court to sanction Mr. Dale.

        On February 3, 1998, the Nevada District Court ordered that a hearing be held on Friday March 27, 1998, regarding the Motion of the Special Master (1) to Set Aside Fraudulent Transfer of Assets; and (2) to Freeze Assets Held by Transferee John J. Anderson Family Trust. The Nevada District Court further ordered that no hearing shall be set regarding contempt charges and sanctions until after the March 27, 1998 hearing.

     (2)   For  the years ended December 31,  1997,  1996  and  1995,  $45,400,
        $59,998 and $49,278, respectively, was paid on behalf of Anderson for certain of Anderson's expenses, in lieu of salary, which payments were considered compensation to Anderson as President of the Company and were approved by the Company's Audit Committee.

     (3) In connection with a proposed settlement agreement in June 1996, between the FDIC and the Anderson Parties, the Company loaned $250,000 to the Golden State Trust, an Anderson Party. The loan is evidenced by a note dated June 12, 1996, which bears interest at the rate of 12% per annum, payable monthly. A principal payment of $100,000 was paid on July 1, 1996. In 1997, the Company determined that the balance remaining on the Golden State Trust note was uncollectible and wrote it off against the related reserve.

     (4) In August 1997, the Company entered into a oral agreement with an Anderson related entity to lease the West Sacramento Drying Facility for the purpose of drying short-grain rice during the 1997 rice drying season. Rental for the West Sacramento Drying Facility was $20,000 plus 50% of the rice drying and storage profit after deduction for the $20,000 rent payment. The rent payment was made by transferring to the Anderson related entity a piece of equipment, valued at $20,000, that was previously used in the Steadfast Cattle operation.
        .
     (5) On October 1, 1997, the Company loaned James H. Dale, the Company's Secretary/Treasurer and President of MRI, $85,000. The loan is for three years with interest at 9% per annum, payable monthly. The loan is collateralized by a deed of trust on real property and a conditional assignment of Mr. Dale's director's fees.

              DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
             YEARS  ENDED DECEMBER 31, 1997, 1996 AND 1995

4. INVENTORY OF REAL ESTATE HELD FOR DEVELOPMENT AND SALE:

                                                         1997         1996
     The Fairways (a)                                  $ 4,173      $ 4,664
     White Ranch (b)                                                  5,600
     Residential lots, North Las Vegas (c)                              469
     Sam Hamburg Farm (d)                                  146          146
     Other                                                  40           40
                                                       -------      -------
                                                       $ 4,359      $10,919
                                                       =======      =======

   (a) The Company, through SHF, developed 50 acres of residential land located at Rancho Murieta, California as a residential planned unit development known as "The Fairways". Rancho Murieta is a 3,500 acre master planned unit development located approximately 25 miles from Sacramento, California. Rancho Murieta consists primarily of single family homes, town houses, commercial property and two 18-hole championship golf courses, including country club facilities. The Fairways, located within the boundaries of one of the golf courses located at Rancho Murieta, was subdivided into 110 single-family estate lots. As of March 11, 1998, 49 lots remain unsold.

     In connection with its development of The Fairways, SHF was required to construct certain improvements that benefitted not only The Fairways, but other properties that lay outside of the boundaries of The Fairways (the Benefited Properties). The total cost of the improvements was $1,597,425, of which $276,088 is allocable to The Fairways and $1,321,337 is allocable to the Benefited Properties. SHF entered into an agreement (the Reimbursement Agreement) with the Rancho Murieta Community Services District which provides that SHF will be reimbursed the amount of the costs allocable to the Benefitted Properties, less approximately $176,500 of future costs that will be of benefit to The Fairways for a net reimbursement to the Company of approximately $1,140,900. The funds will be reimbursed to SHF out of proceeds of any subsequent community facilities district or by direct payment by subsequent developers of the Benefited Properties. SHF's right to reimbursement will expire in twenty years from September 1995. The Company is unable to predict what amount, if any, will be received under the Reimbursement Agreement. The rights to reimbursement under the Reimbursement Agreement are personal to SHF and do not run with The Fairway's property unless assigned by SHF.

     As part of the development of The Fairways, SHF entered into a Settlement Agreement Regarding Payment of Park Fees (the Park Fee Payment Agreement) regarding park fees that are payable to Rancho Murieta Association (RMA) on each developed lot. The Park Fee Agreement acknowledged that the total park fees owing to RMA were $173,238. SHF agreed to pay $17,323 upon signing the Park Fee Agreement with the balance payable ratably as the remaining lots were sold. In the event all of the lots were not sold by December 31, 1997, then any remaining amount due must be paid in full. On December 29, 1997, SHF paid all of the remaining park fees that were due to RMA.

            DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
             YEARS  ENDED DECEMBER 31, 1997, 1996 AND 1995

INVENTORY OF REAL ESTATE HELD FOR DEVELOPMENT AND SALE (CONTINUED):
   (a) continued

     As part of the Settlement Agreement with the Resolution Trust Corporation (the RTC) as Receiver for San Antonio Savings Association, all of the unsold lots in The Fairways are encumbered by a deed of trust in favor of the RTC. The deed of trust requires a $40,000 payment for the release of each of the encumbered lots. See Note 9 of Notes to Consolidated Financial Statements.

     On October 7, 1996, the Company signed a Purchase and Option Agreement with West Coast Properties, LLC (WCP) whereby WCP offered to purchase from the Company, 20 lots at The Fairways and obtain an option to purchase an additional 20 lots, with the intent of constructing single family residences on the lots purchased. On July 12, 1996, the Company signed a letter agreeing to modify the Purchase and Option Agreement (the New Agreement) between the Company and Murieta Investors, LLC (MI), formerly WCP. The New Agreement provides that MI will purchase from the Company 6 lots at The Fairways at $40,000 per lot plus payment of Park Fees applicable to the lots purchased. In addition, the Company may receive contingent consideration equal to 20% of the gross sales price of each residential dwelling sold less $40,000 (the Success Payments). Eight months after the purchase of the initial 6 lots, MI will be entitled to purchase a second group of 6 lots. An additional group of 6 lots may be purchased every 4 months thereafter until a total of 40 lots have been purchased. The initial payment for the second 6 lots purchased will be $40,000, plus payment of the applicable Park Fees and the Success Payments. The initial payment for all subsequent lots purchased will be $45,000, plus payment of the applicable Park Fees and the Success Payments. Therefore, beginning with the purchase of the third group of 6 lots, the Success Payments will be 20% of the gross sales price of each residential lot sold less $45,000. If MI sells any lot without constructing a residential dwelling thereon, the Company will receive 20% of the sale price without offset of the initial payment. The sale of the first 6 lots which closed on December 20, 1996, were recorded at the initial price of $40,000 per lot. In accordance with Statement of Accounting Financial Standards (SFAS) No. 66 "Accounting for Sales of Real Estate," no recognition was given to any Success Payments the Company may receive in the future, but the Company has recorded all costs associated with the lots, resulting in a recorded loss on the sale of the six lots in 1996. Because of certain difficulties regarding MI's ability to obtain plans and permits relating to the first 6 lots purchased, MI did not purchase any lots in 1997.

   (b) On July 15, 1997, the Company closed the sale of the White Ranch. Net proceeds from the sale were approximately $5,965,000 of which approximately $2,982,500 was paid to the Company. The balance of the proceeds were paid to the other 50% owner of the White Ranch.

             DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
              YEARS  ENDED DECEMBER 31, 1997, 1996 AND 1995

INVENTORY OF REAL ESTATE HELD FOR DEVELOPMENT AND SALE (CONTINUED):

   (c) On July 3, 1997, the Company closed the sale of the 57 residential lots located in North Las Vegas, Nevada. Net proceeds to the Company were approximately $645,600 which included a reimbursement of approximately $72,600 for water fees previously paid. Out of the net proceeds, the Company paid approximately $318,000 to Beal Bank, the purchaser of the SASA Obligation.

   (d) Sam Hamburg Farm consists of approximately 150 acres of agricultural property. Of the 150 acres, 40 acres contain the air strip and shop areas which are the focus of continuing attempts at chemical clean-up. See Note 12 (c) for a detailed discussion concerning the removal of the toxic waste. The remaining 110 acres are leased to various tenants at an annual aggregate rental of approximately $20,000.

5. PROPERTY AND EQUIPMENT AND ACCUMULATED DEPRECIATION AND AMORTIZATION:

                                                        1997     1996
                                                  (Dollars in thousands)

     Land and land improvements                          $   159    $   159
     Building and improvements                             3,484      1,679
     Machinery and equipment                                  86        265
                                                         -------    -------
                                                           3,729      2,103
     Less accumulated depreciation and amortization        ( 477)      (425)
                                                         -------    -------
                                                         $ 3,252    $ 1,678
                                                         =======    =======

   On  May  29, 1997, SHF signed a contract (the Contract)  in  the  amount  of
     $1,651,800 for the construction of a new rice drying facility (the Drying Facility) adjacent to the storage facility in Yolo County, California. The Contract did not include certain costs such as permits, landscaping, paving, utility lines, interest costs and others. The completed cost of the Drying Facility was $1,806,250. The Drying Facility commenced operations on September 15, 1997.

             DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
              YEARS  ENDED DECEMBER 31, 1997, 1996 AND 1995

6. LONG-TERM NOTES RECEIVABLE:
                                                              1997     1996
                                                        (Dollars in thousands)
   Related parties
     BGC, including interest (See Notes 3a(1) and (3)     $          $ 2,296
     Less allowance                                                   (1,899)
     Golden State Trust                                                  150
     Less allowance                                                     (150)

   Officer and Director                                        85
   Real estate
     Various real estate notes, collateralized by
       deeds of trust with interest ranging from
       8% to 10% (a)                                          469        928
                                                          -------    -------
                                                          $   554    $ 1,325
                                                          =======    =======

   (a) Approximately $227,160 of the various real estate   notes are subject to
     a collateral assignment in favor of the RTC.  See Note 9.


7. INVESTMENTS:
                                                          1997     1996
                                                     (Dollars in thousands)
   Investments at cost, net of valuation
   allowances, consist of:
     Solano County Option (a)                          $ 1,044     $ 1,044
     Less allowance                                       (400)
     Pine Ridge Joint Venture (b)                                      572
     Less reserve                                                     (572)

     Steadfast Cattle Company (d)                                       84
     Less reserve                                                      (84)
     Other                                                               5
                                                       -------     -------
                                                       $   644     $ 1,049
                                                       =======     =======

   (a) The Company has an option (the Solano County Option) to acquire approximately 1,690 acres of farm land located in Solano County, California. The Company acquired the Solano County Option as part of a settlement agreement between BGC, an Anderson Entity, a financial institution and MRI. The purchase price of the Solano County Option was $1,043,902. The Solano County Option provides that the

   (a) continued

     Company can purchase the 1,690 acres at a price of $3,000,000 (the Option Purchase Price) The Company will receive a credit of $1,000,000 against the Option Purchase Price. The option expires on May 1, 2003. Upon certain conditions and the consent of the first lien holder on the Maxim and the Nevada Gaming Control Board, MRI can require BGC to repurchase the Solano County Option (the Repurchase Agreement). The Repurchase Agreement expires on the earlier of: (i) May 1, 2002 or (ii) 1 year prior to the date the option agreement expires. However, due to recent events between BGC, Anderson and the FDIC, the Company does not believe that BGC will be in a position to honor the repurchase agreement. The owner of the property under option has informed the Company that it is current on all payments that are required on the first mortgage lien. During the quarter ended September 30, 1997, the Company wrote down its investment in the Solano County Option by $400,000 because management believes that the option purchase price may be in excess of the estimated fair value of the property, believed to be $2,600,000.

   (b) In June 1993, MRI entered into a joint venture known as Pine Ridge Joint Venture (PRJV) with AJD, a Nevada limited partnership, for the purpose of developing approximately 92 single-family residences in Clark County, Nevada. The development was scheduled to be completed in two phases consisting of 32 residences which were to be completed in the first phase and the balance to be completed in the second phase. See Note 4 (c) regarding the disposition of 57 of the PRJV lots. On October 10, 1996, the last remaining house in Phase I was sold, thereby effectively terminating PRJV.

   (c) In July 1995, the Company's Board of Directors authorized the Company to invest up to $200,000 for a 50% interest in a cattle feeding operation with an unrelated third party. The parties formed a Limited Liability Company named Steadfast Cattle Company (Steadfast). Steadfast's primary operation was feeding cattle, owned by others, on leased land located in Gonzales, California. As of December 31, 1996, all operations at the feed lot had ceased.

     In  connection  with its investment in Steadfast,  the  Company  purchased equipment costing approximately $200,000 for use in the Steadfast operation. As of December 31, 1997, the equipment remaining had a carrying value of approximately $5,000.

8. RESOLUTION OF SASA DISPUTE:

   On October 24, 1995, the Company, along with Continental, MRI and SHF, entered into a Settlement, Release and Loan Modification Agreement (the Settlement Agreement) with the RTC in connection with the SASA Obligation. The Settlement Agreement became effective December 6, 1995. Pursuant to the Settlement Agreement and as full payment of the SASA Obligation, (i) Continental transferred the San Diego

     Property to the RTC in consideration of $1,500,000 credit against the SASA Obligation, (ii) the Company paid $290,000 to the RTC, and (iii) the Company delivered a secured promissory note to the RTC (the RTC Settlement
     Note) in the amount of $2,710,000. See Note 9 and 14 for a detailed discussion of the terms of the RTC Settlement Note.

9. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS:

Long-term debt and capital lease obligations consists of the following at December 31:

                                                          1997       1996
                                                      (Dollars in thousands)

     RTC Settlement Note (a)                             $ 1,103    $ 1,784
     RMA                                                                 93
     Capital lease obligation (b)                          1,150         57
     Other (c)                                                19         21
                                                         -------    -------
                                                         $ 2,272    $ 1,955
                                                         =======    =======

Five year maturities of long-term debt are as follows:

                                                (Dollars in thousands)
                                 Long term         Capital
                                   Debt        Lease Obligation       Total
     1998                        $     2           $   134           $   136
     1999                              3               198               201
     2000                          1,106               221             1,327
     2001                              3               247               250
     2002                              3               276               279
     Thereafter                        5                74                79
                                 -------           -------           -------
                                 $ 1,122           $ 1,150           $ 2,272
                                 =======           =======           =======

   (a) The RTC Settlement Note is dated December 6, 1995, and is due December 6, 2000. The note bears interest at the rate of 1% over the prime rate as published in the Wall Street Journal. The rate is adjusted semi-annually (the Interest Adjustment Date), provided, however, that under no circumstances shall the rate be less than 8% or more than 12% per annum. Payment terms are interest only, payable monthly. Monthly payments are adjusted semi-annually on the Interest Adjustment Date. The entire remaining principal amount and all accrued and unpaid interest is due and payable in full on December 6, 2000. The RTC Settlement Note was sold to Beal Bank in 1996.

     The note is collateralized by the following:

   (a) continued

        A deed of trust with an assignment of rents (Rancho Murieta Deed of Trust) with SHF. The Rancho Murieta Deed of Trust encumbers approximately 50 finished residential lots at December 31, 1996 located at The Fairways. SHF is entitled to the release of a lot upon the payment of $40,000 to Beal Bank for each lot released. Beal Bank will apply such payments to the outstanding principal due on the note.

        A collateral assignment of purchase money promissory notes (The Promissory Notes) secured by deeds of trust (Collateral Assignment) with SHF as pledgor and Beal Bank as pledgee. As of December 31, 1997, Notes with a face amount of $227,160 have been pledged to Beal Bank. Principal collections on the Promissory Notes will be remitted to Beal Bank for application to the outstanding principal due on the note.

   (b) In connection with the financing of the Drying Facility construction, SHF entered into the following agreements with ICON Cash Flow Partners, L.P., Series E (ICON, LP) and ICON Financial Corp. (ICON): (1) A promissory note (the Note) dated April 3, 1997, between ICON, LP and SHF in the principal amount of $1,150,000, with interest at the rate of 12% per annum. Interest is payable on the first day of the month following the first advance and on the first day of the month thereafter. Upon completion of the Drying Facility, advances made under the Note will be rolled into the equipment lease financing as of the Base Lease Commencement Date (the last day of the month following the date the Drying Facility is declared complete by both SHF and ICON,
        LP), (2) A Master Equipment Lease (the Lease) dated April 3, 1997, between ICON and SHF. Beginning with the Base Lease Commencement Date, ICON will lease to SHF the Drying Facility for a period of five years. At the end of the five year period, SHF will have the right to purchase not less than all of the Drying Facility for $1.00. The monthly rental under the lease will be approximately 2.202% of the funded Drying Facility cost. The monthly lease payments will be approximately $25,000 and will commence on March 30, 1998. In addition to being collateralized by the Drying Facility, SHF has provided additional collateral in the form of a Deed of Trust on certain parcels of property, including the parcel on which the storage facility is located. Both the Note and the Lease are guaranteed by MRI and the Company (collectively the Gurantors). Before the Guarantors are liable for any deficiency, ICON or ICON, LP must first proceed against the Drying Facility and the additional collateral.

   (c) Other long-term debt consists of an unsecured note payable in annual installments of $5,000 including interest.

10. SHAREHOLDERS' EQUITY:

     The Company is authorized to issue 10,750,000  shares  of  $0.50 par value
        Preferred shares. The Company gave authority to its Board of Directors to issue such Preferred shares in one or more series, and to fix the number of shares in each series, and all designations, relative rights preferences and limitations of the shares issued in each series. As of December 31, 1997, the Board of Directors has not exercised the authority granted, and no such Preferred shares have been issued except for the 10,512 shares of Series B, $7.50 cumulative Preferred of which 902 shares are held as Treasury stock.

     Dividends on the Company's Series B Preferred stock have not been paid since the first quarter of 1982. The Company is in arrears on such dividends in the amount of approximately $1,173,000 as of December 31, 1997.

11. MINORITY INTEREST:

     The minority interest consists of the other 50% owner's share of the accumulated profits from the operations of the White Ranch as of December 31,1997.

12. CONTINGENCIES:

     (a) As of December 31, 1997, there were no material legal proceedings pending against the Company. However, see footnote 3(a) and item b. below regarding legal proceedings, not involving the Company, that may have a material adverse effect on the Company.

     (b) Anderson, Edith Anderson (Anderson's wife), Cedar Development Co. (Cedar), J.A. Inc., and J.B.A. Investments, Inc. (JBA and collectively with Anderson, his wife, Cedar, and J.A. Inc. the Anderson Parties) are involved in litigation (the Anderson Litigation) with the FDIC. Until December 11, 1997, Anderson was the President and Chairman of
        the Board of the Company and Chairman of the Board of various subsidiaries of the Company. Prior to the events described herein, Anderson, through his ownership of Cedar, the parent of BGC and JBA, owned approximately 4,280,756 shares or 67.2% of the Company's outstanding common stock (the Common Stock). Of those shares (i) 3,000,000 shares (the FDIC Pledged Shares) have been pledged as collateral in favor of entities of which the FDIC is a successor and/or assign, and (ii) 1,280,756 shares (the BGC Pledged Shares) have been pledged as collateral in favor of a subsidiary of the Company. The BGC Pledged Shares have been ordered to be turned over to the Special Master as more fully described in note 3b.

        In July 1997, the FDIC won a motion in the Anderson Litigation before the Nevada District Court to enforce its security interest in the FDIC Pledged Shares. On December 12, 1997, the FDIC filed

     (b) continued

        in the Nevada District Court an emergency motion to acknowledge the FDIC's right to act by unanimous written consent and to authorize the FDIC to so act with respect to Cedar, BGC, JBA and JA. On December 16, 1997, with the consent of all parties to the Anderson Litigation, the Nevada District Court issued an order declaring that the FDIC has the right to act by written consent with respect to Cedar, BGC, JBA and JA. Because of the Nevada District Court's order, the FDIC has the power to exercise voting rights with respect to the FDIC Pledged Shares, which represent 47.1% of the outstanding common stock. Because the FDIC is able to exercise voting rights with respect to the FDIC Pledged Shares, the FDIC is able to exercise substantial influence with respect to the election of the entire Board of Directors of the Company and all matters submitted to stockholders. The FDIC is able to significantly influence the direction and future operations of the Company, including decisions regarding future financings (which could involve the issuance of additional Common Stock or other securities) and decisions regarding the day-to-day operations of the Company's real estate and agricultural operations. If the Nevada District Court ultimately determines that the FDIC has the authority to exercise voting rights with respect to the BGC Pledged Shares, then the FDIC would have the power to vote 67.2% of the outstanding Common Stock of the Company. In such event, the FDIC would be able to control, rather than only significantly influence, the election of the entire Board of Directors of the Company and all matters submitted to stockholders.

        In a letter dated January 15, 1998, to the Company, the FDIC demanded that the Company hold a special meeting of the stockholders of the Company by January 30, 1998, at which meeting the FDIC advised the Company that it intends to vote or cause BGC and JBA to vote the FDIC Pledged Shares and the BGC Pledged Shares to remove the existing board of directors of the Company and to elect a designee or designees of the FDIC to constitute the new board of directors of the Company. The FDIC further stated that no corporate action should be taken by the Company which is inconsistent in any manner with the rights of the FDIC.

        In response to the FDIC's demand of January 15, 1998, the directors of the Company on January 27, 1998, held a board meeting and met with representatives of the FDIC. The Company stated that in light of regulatory requirements under state and federal securities laws, the Company was unable to hold a special shareholder meeting by January 30, 1998. The Company indicated that it is willing to discuss the procedures and effects of a stockholder meeting with the FDIC, but pending more information from the FDIC the Company was deferring the formal setting of a meeting date and record date for voting purposes. The FDIC has not yet responded to the Company.

               DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                YEARS  ENDED DECEMBER 31, 1997, 1996 AND 1995

12. CONTINGENCIES (CONTINUED):
     (b) continued

        Further, the FDIC has successfully obtained the approval of the Nevada District Court to authorize the liquidation of the various corporate entities included among the Anderson
        Parties. On March 12, 1998, the Nevada District Court approved the sale of the FDIC's security interest in that portion of the collateral relating to the stock of BGC and JA Inc. The sale of the security interest may allow the purchasers to foreclose and assume ownership of the stock of BGC and JA Inc. At the same time, the Nevada District Court approved the FDIC's request for a 120-day extension to liquidate the remaining collateral. There can be no assurance that the FDIC would not take similar action with respect to the Company and its subsidiaries.

     (c) SHF was advised of possible contamination on two sites at Sam Hamburg Farm, a storage facility for diesel fuels and an old airstrip which had been used for the loading and fueling of aircraft applying agricultural chemicals to the surrounding farm lands. The Company has completed the cleanup relating to the diesel storage tanks at a cost of approximately $100,000.

        The Company has disposed of a large amount of the contaminated earth at an approved site for the storage of toxic wastes. However, approximately 5,000 cubic yards of contaminated earth still remain to be disposed of. The Company, through its chemical and toxic clean-up consultant, has been working with the California State Environmental Protection Agency, in seeking alternate means to the disposal in toxic dump sites of chemical and toxics-laden soil. The State has participated in the funding of several projects by a number of chemical treatment firms in efforts to try other detoxification methods on the soil.

        Because of the ongoing testing, the State has not imposed a disposal date upon the Company. Cost of disposal is estimated at $100 per cubic yard or approximately $500,000. However, if on-site remediation can be achieved, it is estimated that the cost will be between $90,000 and $115,000. The Company is unable to predict when the ongoing testing will be complete or what the outcome of these tests will be. As of December 31, 1997, the Company has paid approximately $500,000, including the $100,000 expended for the diesel storage tank, and accrued an estimated $174,000 relating to the balance of the clean-up of the contaminated earth. That estimate could change as the remediation work takes place.

       (d)The Company has received a notice from the State of California Franchise Tax Board (FTB) wherein the FTB alleges that one of the Company's subsidiaries owes California franchise tax of approximately $316,000 plus approximately $250,000 in penalties and interest resulting from the foreclosure sale of certain real property, owned by the

              DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
             YEARS  ENDED DECEMBER 31, 1997, 1996 AND 1995

12. CONTINGENCIES (CONTINUED)
   (d) continued
     subsidiary, in San Diego, California. The Company has appealed this matter to the California State Board of Equalization and is currently awaiting its decision.

13. TAXES:

     The Company  and  its  subsidiaries file a consolidated federal income tax return.
     Deferred tax assets (liabilities) are comprised of the following at December 31:

                                                         1997           1996
                                                        (Dollars in thousands)
Loan reserves                                                 2     $    697
     Accounts receivable reserves                                         48
     Investment reserves                                    136
     Real estate reserves                                   480          480
     Loss carryforwards                                  17,307       15,337
     Other                                                   13            2
                                                       --------     --------
        Gross deferred tax assets                        17,938       16,564
        Deferred tax assets valuation allowance         (17,929)     (16,553)
                                                       --------     --------
                                                              9           11
                                                       --------     --------
     Marketable securities valuation allowance               (9)         (11)
                                                       --------     --------
        Gross deferred tax liabilities                       (9)         (11)
                                                       --------     --------
     Net deferred tax assets                           $      0     $      0
                                                       ========     ========

     A reconciliation of the changes in deferred tax assets valuation allowance for 1997 and 1996 is as follows:

                                                        1997        1996
                                                     (Dollars in thousands)
     Book reserve of idle equipment                          11
     Book marketable securities unrealized
       (gain) loss                                            2            6
     Current year loss carryforwards                      1,970          635
     (Decrease) increase in loan reserves                  (695)         161
     (Decrease) increase in accounts receivable
        reserves                                            (48)          40
     Book reserve of investments loss                       136         (197)
     Book reserve of real estate loss                                     98
                                                       --------     --------
     Change in deferred tax asset valuation
       allowance                                          1,376          743
     Deferred tax assets valuation allowance,
       beginning of year                                 16,553       15,810
                                                       --------     --------
     Deferred tax assets valuation allowance,
       end of year                                     $ 17,929     $ 16,553
                                                       ========     ========

     A reconciliation of the federal statutory tax rate to the effective tax rate for 1997, 1996 and 1995, is as follows:

                                              Percentage of pre-tax income
                                             1997         1996         1995
     Federal statutory rate                (34.00%)     (34.00%)       34.00%
     Net operating loss applied                                       (18.38%)
     Debt discharges and other             (84.69%)     (15.52%)      (21.55%)
     Non-deductible items:
        Loss reserves                      104.74%       45.41%         0.03%
        Valuation adjustments               16.72%        8.75%         0.03%
        Other                               (2.77%)      (4.64%)        5.88%
                                           -------      -------      -------
                                             0.00%        0.00%         0.01%
                                           =======      =======      =======

     The Company has the following net operating loss carryovers available for income tax reporting purposes:

            YEAR OF EXPIRATION       (Dollars in thousands)
                   2000                       2,386
                   2001                       9,890
                   2003                      20,156
                   2004                       1,889
                   2005                       1,891
                   2006                       3,542
                   2007                         809
                   2008                       2,411
                   2009                         595
                   2010                       3,299
                   2011                       1,343
                   2012                       2,692

     As more  fully  described  in  Note  3a  (1)  a change in ownership of the
        Company may have or could take place. If such a change in ownership were to take place, it would have an effect as to when and as to the amount of net operating losses that the Company could use to offset future taxable income in any given year. This annual limitation, to the extent not used in any given taxable year, may be carried forward and added to the limitation of subsequent years.

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

     A reconciliation of the extraordinary item  as  shown  in the Consolidated
        Statements of Income (Loss) with the supplemental schedules of non-cash investing and financing activities as shown in the Consolidated Statements of Cash Flow for the year ended December 31, 1995 is as follows:

        Non-cash gain from extraordinary items--
           Settlement of liabilities                          $8,619,000

        Less:  Cash paid for legal fees                         (190,000)
              Tax effects                                        (80,000)
              Cash paid for miscellaneous expenses                (3,000)
                                                              ----------
        Extraordinary item -- net of tax effect               $8,346,000
                                                              ==========

15. SEGMENT INFORMATION:

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

     Following is a summary of segmented information for 1997, 1996, and 1995:

                                                    1997      1996     1995
     Net revenues from unaffiliated customers:
        Real estate:
              Sale of real estate                $ 7,146   $ 1,128    $ 1,901
              Land rent                              529       948        485
        Rice drying and storage revenue              806       787        752
                                                 -------   -------    -------
                                                 $ 8,481   $ 2,683    $ 3,138
                                                 =======   =======    =======
     Income (loss) from operations:
        Real estate                              $   626   $  (254)   $  (482)
        Rice drying and storage                      211       (42)       162
                                                 -------   -------    -------
                                                     837      (296)      (320)
        Corporate operating expense               (1,290)   (1,496)    (1,537)
        Other income (expense)                        35       100       (205)
        Income taxes                                 (53)                 (13)
        Minority interest                           (404)      (97)
                                                 -------   -------    -------

     Loss before extraordinary item as
       reported in the accompanying
       consolidated statement of income
       (loss)                                   ($   875) ($ 1,789)  ($ 2,075)
                                                 =======   =======    =======

                                                         1997       1996
     Identifiable assets
        Real estate                                   $  4,359    $ 10,919
        Rice drying and storage                          3,213       1,477
        General corporate assets                         6,465       4,730
                                                      --------    --------
     Total assets as reported in the accompanying
       consolidated balance sheets                    $ 14,037    $ 17,126
                                                      ========    ========

16. COMPUTATION OF PER SHARE EARNINGS (LOSS):

     Earnings (loss) per share for the years ended December 31, 1997, 1996 and 1995 were computed as follows:

                                                 1997      1996     1995

     Weighted average number of shares
     outstanding                            6,375,096   6,375,096   6,429,822
                                           ==========  ==========  ==========

     Loss  before extraordinary item       $           $           $   (2,075)
     Extraordinary item                                                 8,346
                                                                   ----------
     Net income (loss) for the year              (875)     (1,789)      6,271
     Dividends applicable to preferred
     shares                                       (72)        (72)        (72)
                                           ----------  ----------  ----------
     Net income (loss) used for
     computing net earnings (loss)
     per common share                      $     (947) $   (1,861) $    6,199
                                           ==========  ==========  ==========

     Net earnings (loss) per common
     share                                 $     (.14) $     (.29) $      .97
                                           ==========  ==========  ==========

                                       DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES
                               SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                                            December 31, 1997
                                                                                                                  SCHEDULE II
         COLUMN A                   COLUMN B              COLUMN C                COLUMN D         COLUMN E
                                                         Additions
                                                     (1)           (2)
                                    Balance at    Charges to    Charges to        Other changes    Balance
                                    beginning     Costs and     other accounts-   add (deduct)     at end of
       Classification               of period     expenses      describe          describe         period
                                                    (Dollars in thousands)
Allowance for doubtful accounts:
  Long-term notes receivable -
    Related Party                    $  2,049                                     ($  2,049)(1)
  Accounts receivable                     141                                          (141)(2)
  Real Estate Sales                               $     64                                         $    64
                                     --------     --------      --------           --------        -------
                                     $  2,190     $     64                        ($  2,190)       $    64
                                     ========     ========      ========           ========        =======
(1) Offset to related notes
    receivable
(2) Bad recovery

Allowance for doubtful accounts:
  Long-term notes receivable -
  related party                        1,566           483                                           2,049
  Accounts receivables                    23           118                                             141
                                    --------      --------      --------           --------        -------
                                    $  1,589      $    601      $      0           $      0        $ 2,190
                                    ========      ========      ========           ========        =======

Allowance for doubtful accounts:
  Accounts Receivable                             $     23                                         $    23
  Long-term notes receivable           1,174                    $     61(2)         (1,235)(1)           0
  Notes Receivable - Director       $    427           382            72              (881)(1)           0
  Long-term notes receivable -
  related party                        2,967                          41(2)         (1,442)(3)       1,566
                                    --------      --------      --------           --------        -------
                                    $  4,568      $    405      $    174           ($3,558)         $1,589
                                    ========      ========      ========           =======         =======

(1)  Write off against allowance
(2)  Interest income
(3)  Bad debt recovery

                                         DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES
                                     SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                             December 31, 1997

COLUMN A               COLUMN B             COLUMN C          COLUMN D            COLUMN E
                                                                                  Gross amount which carried
                                               Initial        Costs capitalized   Gross amount which carried
                                             Cost to Company     subsequent to    at close of period (Note 1)
                                                  Buildings      Acquisition              Buildings
                                                     and                  Carrying           and
Description               Encumbrances      Land Improvements Improvements Costs   Land   Improvements  Total
                                                              (Dollars in Thousands)
REAL ESTATE HELD FOR   Deed of
SALE                   Trust in
Approximately 110      favor of
residential lots       favor of
located in Rancho      Resolution
Murieta, California    Trust
(The Fairways)         Corporation
                       (2)         $1,062
                                          $3,880                  $6,837          $4,173               $4,173
Approximately 80
acres of unimproved
land located in
Auburn, California                            40                                      40                   40

Approximately 4,600
acres located in
Fresno and Merced
County, California                         1,866                            276      146                  146
                                    1,062  5,786                   6,837    276    4,359                4,359

REAL ESTATE INCLUDED
IN PROPERTY, PLANT
AND EQUIPMENT Rice
storage facility
located in Yolo
County, California                           159  1,678            1,791     15      159     3,484      3,643

                                   $1,062 $5,945 $1,678           $8,628 $  291   $4,518    $3,484     $8,002


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

Real Estate Held For
Sale Approximately
110 Residential lots
located in Rancho
Murieta, California
(The Fairways)
                                                     01/31/90

Approximately 80
acres of unimproved
land located in
Auburn, California                                   03/08/94

Approximately 4,600
acrres located in
Fresno and Merced
County, California                                   03/23/88

Real Estate Included
in Property, Plant
and Equipment
Rice storage facility
located in Yolo                       1985 &         11/90 &     10-31
County, California         430        1997           9/97        years

                          $430

                                December 31,                                               December 31,
                              1997  1996  1995                       1997     1996    1995
Accumulated Depreciation
Reconciliation:                                 Reconciliation:
Balance-beginning of period   $359  $301  $243  Balance-beginning
                                                of period            $12,756  $11,348 $12,920
Additions during period:                        Additions during
                                                period:
Provision for depreciation      71    58    58  Improvements                               17
                                                Other acquisitions     1,806    2,841     427
                                                                      14,562   14,189  13,364
Balance-end of period         $430  $359  $301  Deductions during
                                                period:
                                                Cost of sales          6,560    1,143   1,732
                                                Valuation allowance               290     284
                                                Balance-close of
                                                period               $ 8,002  $12,756 $11,348

Note 1 - The cost basis for Federal Income Tax purposes is the same as for financial reporting purposes.

Note 2 - Valuation allowances have been provided against the lots in Rancho Murieta. The purpose of valuation was to reduce the carrying value to estimated market value.

                                   DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES
                                     SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
                                                       December 31, 1997
COLUMN A             COLUMN B COLUMN C COLUMN D   COLUMN E COLUMN F  COLUMN G   COLUMN H
                                                                                Prnicipal
                                                                                Amount of
                                                                                Loans
                                                                     Carrying   Subject to
                              Final    Periodic            Face      Amount of  Delinquent
                     Interest Maturity Payment    Prior    Amount of Mortgages  Principal
Description          Rates    Date     Term       Liens    Mortgages (Note 3)   or Interest



Collateralized by
Sam Hamburg Farm
Property:
 Delgado             9.00%    02/22/00 Note 1     None     $ 50,099  $30,059    $         0
 ATB Packing         8.50%    02/08/00 Note 2     None      126,737   57,032              0
                                                  Subtotal  176,836   87,091              0
Collateralized by
property in
Houston, Texas
 Parvizian           9.00%    12/31/97 Note 5     None      125,000   20,000

Collateralized by
the Fairways
Property:
 Consolidated
  Kapital, Inc.      8.00%    01/25/97 Note 3 & 4 None      164,160  100,000        164,160
 Threatte Family
   Ltd. Partnership  8.25%    06/20/00 Note 3     None       60,100   60,100
 Threatte Family
   Ltd. Partnership  8.25%    06/20/00 Note 3     None       43,900   43,900              0
 James, Raymond L.
   & Cheryle        10.00%    12/14/97 Note 3     None       79,200   79,200              0
 Conners, James
   & Dorrie          8.50%    03/15/00 Note 3     None       63,000   63,000              0
                                                  Subtotal  410,360  346,200        164,160
                                                  TOTAL    $712,196 $453,291       $164,160

                                                           12/31/97
                               Balance at Beginning of     $910,331
                               Additions During Period:
                               New Mortgage Loans           104,000
                                                          1,014,331
                               Deduction During Period:
                               Reduction of Principal       561,040
                               Balance at End of Period  $  453,291

Note 1 - Interest Payable Quarterly - Prnicipal payable in 5 equal annual installments.
Note 2 - Principal and interest payable quarterly until maturity.
Note 3 - Interest payable monthly until maturity.
Note 4 - Subject to a collateral assignment in favor of the Resolution Trust Corporation as Receiver for San Antonio Savings Association, F.A.
Note 5 - Interest payable quarterly until maturity.

                               EXHIBIT INDEX

EXHIBIT
NO.                      DESCRIPTION


21.1                     Subsidiaries of Registrant.

27.1                     Financial Data Schedule