Form 10QSB
period 1998-03-31
DUNES HOTELS & CASINOS INC
filed 1998-05-05
CIK 24004

U. S. Securities and Exchange Commission
                      Washington, D.C. 20549
                            FORM 10-QSB

(Mark One)
   X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended MARCH 31, 1998 Transition report pursuant to 13 or 15(d) of the Securities Exchange
       Act of 1934 for the transition period from    to        .

Commission File No.  1-4385

                       DUNES HOTELS AND CASINOS INC.
           (Exact name of business issuer as specified in its charter)

       NEW YORK                                  11-1687244
(State or other jurisdiction or         I.R.S. Employer Identification No.
incorporation or organization)

   4600 NORTHGATE BOULEVARD, SUITE 130, SACRAMENTO, CALIFORNIA   95834
               (Address of principal executive offices)

   (916) 929-2295
(Issuer's telephone number)

                                    NOT APPLICABLE
(Former name, former address and former fiscal year, if changed since last report)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    X                No

                   APPLICABLE ONLY TO CORPORATE ISSUERS
     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,375,096 SHARES OF COMMON STOCK, $.50 PAR VALUE AS OF APRIL 23, 1998.

Transitional Small Business Disclosure Format (check one): Yes            No   X

                     DUNES HOTELS AND CASINOS INC.

                    QUARTERLY REPORT ON FORM 10-QSB

                  FOR THE PERIOD ENDED MARCH 31, 1998

                               INDEX                  Page
                               ------                -----

Part 1. Financial Information

      ITEM 1.  FINANCIAL STATEMENTS
     ------------------------------

     Consolidated Condensed Balance Sheets
     March 31, 1998 and December 31, 1977               3

     Consolidated Condensed Statements of Loss
     for the three months ended March 31, 1998
     and 1997                                           5

     Consolidated Condensed Statements of Cash Flows
     for the three months ended March 31, 1998
     and 1997                                           7

     Notes to Consolidated Condensed Financial
     Statement, March 31, 1998 and 1997                 8

     ITEM 2.  MANAGEMENTS DISCUSSION AND ANALYSIS OF
     -----------------------------------------------
     FINANCIAL CONDITION AND RESULTS OF OPERATIONS      13
     ----------------------------------------------

Part II.  Other Information

     ITEM 1.  LEGAL PROCEEDINGS                         16

     ITEM 3. DEFAULTS UPON SENIOR SECURITIES            16


     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K          16

     Signatures                                        17

                        DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES
                             CONSOLIDATED CONDENSED BALANCE SHEETS
                             MARCH 31, 1998 AND DECEMBER 31, 1997

                                      ASSETS

                                         March                December
                                        31, 1998               31, 1997
                                     -----------              ----------
                                                (Unaudited)
                                           (Dollars in thousands)
Cash and cash equivalents          $        3,633     $          4,299
Marketable securities                         922                  673
Receivables
       Trade                                    6                    3
       Related party, less allowance of
      $1,899 in 1998                           37                    -
       Real estate sales                      503                  469
       Other, including officer,
       $85,000 in 1998                         89                   92
       and 1997
Inventory of real estate held for sale      4,278                4,359

Prepaid expenses                               98                  122
Property and equipment, less accumulated
depreciation
       and amortization, 1998, $509;
       1997, $477                           3,257                 3,252
Investments                                   644                   644
Deferred costs and other                       12                   124
                                   --------------            ----------
                                   $       13,479            $   14,037
                                   ==============            ==========
       (continued)

                  DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                       MARCH 31, 1998 AND DECEMBER 31, 1997
                        LIABILITIES AND SHAREHOLDERS' EQUITY

                                              March            December
                                            31, 1998           31, 1997
                                           (Unaudited)
                                                 (Dollars in thousands)

Accounts payable                         $      242           $      24
Accrued expenses                                216                 207
Deferred income                                  23                 178
Income taxes                                    307                 307
Short-term debt                                  24                  60
Long-term debt and capitalized lease
  obligations                                 2,218               2,272
Accrued preferred stock dividends             1,191               1,173
                                         ----------           ----------
             Total liabilities                4,221               4,221
       Minority interest                        320                 320

Shareholders' equity
   Preferred stock - authorized
   10,750,000 shares
   ($.50 par);
   issued 10,512 shares Series B $7.50
   cumulative preferred stock,
   outstanding 9,250 shares in 1998 and 1997,
   aggregate liquidation value $2,319             5                    5
   including dividends in arrears

   Common stock - authorized 25,000,000
       shares ($.50 par);
             issued 7,799,780 shares,
             outstanding 6,375,906
             shares in 1998 and 1997           3,900                3,900

     Capital in excess of par                 25,881               25,881

       Deficit                               (18,848)             (18,290)
                                            ----------            --------
                                               10,938               11,496

       Treasury stock at cost; Preferred -
       Series B, 902 shares
         Common 1,424,684 shares in 1998
         and 1997                              2,000                 2,000
                                            ---------              --------

           Total shareholders' equity          8,938                 9,496
                                            ---------              --------
                                         $    13,479          $     14,037
                                         ===========         ==============

The accompanying notes are an integral part of these condensed financial statements.

                          DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES
                       CONSOLIDATED CONDENSED STATEMENTS OF INCOME (LOSS)
                           THREE MONTHS ENDED MARCH 31, 1998 AND 1997

                                                 UNAUDITED
                                              1998               1997
                                             (Dollars in thousands, except
Operating revenues:                                per share)

  Sales of real estate                    $     84           $     183
  Cost of real estate sold                      86                 171
                                          --------            --------
                                               (2)                  12
                                          --------            --------

  Rental income - agricultural properties       17                 110
  Cost and expense of rental income              1                  47
                                          --------             -------
                                                16                  63
                                          --------              ------

  Rice drying and storage revenues              30                  35
  Cost of rice drying and storage              131                 104
                                          --------            ---------
                                              (101)                (69)
                                         ----------            --------
                                                  -                 13
                                         ----------            --------

  Miscellaneous income - net                   (87)                 19
                                         ----------            --------
Operating expenses:
  Selling, administrative and general
    Corporate                                   243                270
    Real estate operations                       49                 54
  Bad debts, net of recoveries                    -                123
  Depreciation                                   32                 17
                                         ----------            --------
                                                324                464
                                         ----------            --------
Loss before other credits (charges),
income taxes and
  minority interest                            (411)              (445)
                                          ----------           ---------
Other credits (charges):
  Interest and dividend income                   59                 50
  Interest expense                              (30)               (46)
  Securities gains (losses), net                 (2)                (7)
  Other                                        (154)               (84)
                                          ----------            ---------
                                               (127)               (87)
                                          ----------            ----------
           (continued)

                       DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                         THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                      UNAUDITED

                                                   1998              1997
                                              -----------       ----------
                                             (Dollars in thousands, except
                                                   per share)

Loss before income taxes and minority interest      (538)           (532)
Income taxes                                          (2)            (53)
                                               ----------      ----------
Loss before minority interest                       (540)           (585)
Minority interest in income of the White Ranch                       (15)
                                               ----------    ------------
net income (loss)                                $  (540)       $   (600)
                                               =========     =============

Income (loss) per common share:                  $ (0.08)       $   (0.09)
                                               ==========      ===========

The accompanying notes are an integral part of these condensed financial statements.

                      DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                        THREE MONTHS ENDED MARCH 31, 1998 AND 1997

                                         UNAUDITED

                                            1998            1997
                                         -------------------------
                                           (Dollars in thousands)

Cash flows from operating activities:
 Net cash provided by (used in)
 operating activities                    $  (217)         $  (115)
                                         --------         --------
Cash flows from investing activities:
 Decrease (increase) in investments         (249)            (353)
 Decrease (increase) in notes receivable     (73)             379
         Purchase of equipment               (37)               -
                                          -------          -------

                                            (359)              26
                                          -------          -------
Cash flows from financing activities:
 Decrease in long-term debt                  (36)             (88)
 Decrease in short-term debt                 (54)             (42)
                                          -------           -------
                                             (90)            (130)
                                          -------           -------
Increase (decrease) in cash and
 cash equivalents                           (666)            (219)
Cash and cash equivalents, beginning
 of period                                 4,299             1,283
                                          ------            -------
Cash and cash equivalents, end of
 period                               $    3,633         $   1,064
                                      ==========         =========


The accompanying notes are an integral part of these condensed financial statements.

          DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES

       NOTES TO  CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                             UNAUDITED

                      MARCH 31, 1998 AND 1997


1.   BASIS OF PRESENTATION:

     The financial information included herein is unaudited;
     however, such information reflects all adjustments
     (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statements of results for the interim period.

     The results of operations for the three months ended March
     31,1998, are not necessarily indicative of the results to be expected for the full year.

1.   CONSOLIDATION:

     The accompanying consolidated condensed financial statements include the accounts of the Company and its wholly-owned subsidiaries Continental California Corporation (Continental), M&R Corporation (MRC), and MRC's subsidiary M&R Investment Company, Inc. (MRI) and MRI's subsidiaries SHF Acquisition Corporation (SHF) and Southlake
     Acquisition Corporation (Southlake)

1.   RELATED  PARTY TRANSACTIONS:

     John B. Anderson (Anderson), the Company's controlling stockholder and former Chairman of the Board of Directors of the Company, and entities owned or controlled by him (Anderson Entities) own approximately 67.2% as of April 23, 1998.

     On November 26, 1997, the Company entered into a Loan Purchase Agreement (the Note Sale Agreement) with Anderson, as Trustee, of the John J. Anderson Family Trust. The Note Sale Agreement is more fully described in the Company's Form 10-K for the year 18ended December 31, 1997.

     As previously reported, on February 3, 1998, the United States District Court, District of Nevada (the Nevada District Court) ordered that a hearing be held on Friday, March 27, 1998, regarding the Motion of the Special Master
     (1) to Set Aside Fraudulent Transfer of Assets, and (2) to Freeze Assets held by Transferee John J. Anderson Family Trust. At

          DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES

       NOTES TO  CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                             UNAUDITED

                      MARCH 31, 1998 AND 1997


3.         RELATED PARTY TRANSACTIONS (CONTINUED):

     that hearing the Nevada District Court informed all parties that it would take the matter under advisement and issue a ruling at a later date.

     On March 31, 1998, the Nevada District Court issued its ruling as follows: (1) This Court's Order Appointing Receiver and Granting Injunctive Relief, entered September 12, 1995, prohibited defendants John B. Anderson and Edith Anderson, etc., et al., from directly or indirectly, "wasting, dissipating, withdrawing, transferring, removing, concealing or disposing of any or all of the UCC-1 and Real Estate Assets and the Certificated Security Assets which included 1,280,756 shares of the Company's common stock held by the Special Master, (2) The November 27, 1997, assignment of the Baby Grand Corp. note (the BGC
     Note) to the John J. Anderson Family Trust (the Trust) in exchange for $320,000, and the satisfaction of the BGC Note on December 1, 1997, through which the Trust received from Baby Grand Corp. (BGC) the sum of $580,000 in cash, 1,280,756 shares of the Company's common stock, and the equity in the residence, occupied by Anderson, in El Macero, California, constituted an indirect and unauthorized disposition of Certificated Security Assets,
     (3) The result of the above-referenced transfer of assets was to effectively place assets that were intended to satisfy the Judgment on behalf of the Federal Deposit Insurance Corporation (the FDIC) beyond the reach of the FDIC by transferring said assets to the Trust. It was then ordered by the Nevada District Court that the Motion of The Special Master is granted, and that the above-referenced transfer of assets is hereby rescinded and, to the extent they have not already done so, all parties shall within 10 days of this Order return any of the assets transferred.

     As a result of the foregoing Order (1) the Trust will return to the Company the note issued by BGC to MRI which has an unpaid principal balance of approximately $1,900,000 as of March 31, 1998, (2) The Special Master will return to the Company 1,280,756 shares of the Company's common stock which serve as collateral for the BGC Note and, (3) The Company will return to the Trust the sum of $200,000 and in addition will release the sum of $120,000 currently held in escrow.

     Because of the Nevada District Court's Order unwinding the Note Sale Agreement, the

          DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES

       NOTES TO  CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                             UNAUDITED

                      MARCH 31, 1998 AND 1997


3.         RELATED PARTY TRANSACTIONS (CONTINUED):

     Company has recorded a loss of approximately $162,500 in the accompanying Consolidated Condensed Statement of Income (Loss) for the three months ended March 31, 1998.

     The Company has been informed that a possible sale, by the FDIC, of the common stock of BGC may have taken place.
     The Company is unable to predict what effect this may have on the Company's ability to negotiate a settlement of the BGC Note.

4.         CONTINGENCIES:

     (a) As of March 31, 1998, there were no material legal proceedings pending against the Company. However, see footnote 3 and item b. below regarding legal proceedings, not involving the Company, that may have a material adverse effect on the Company.

     (b) Anderson, Edith Anderson (Anderson's wife), Cedar Development Co., J.A. Inc., and J.B.A. Investments, Inc. (collectively the Anderson Parties) are involved in litigation (the Anderson Litigation) with the Federal Deposit Insurance Corporation (the FDIC).
          The Anderson Litigation is more fully described in the Company's Form 10-K for the year ended December 31, 1997.

     (c) SHF was advised of possible contamination on two sites at Sam Hamburg Farm, a storage facility for diesel fuels and an old airstrip which had been used for the loading and fueling of aircraft applying agricultural chemicals to the surrounding farm lands. The Company has completed the cleanup relating to the diesel storage tanks at a cost of approximately $100,000.

     The Company has disposed of a large amount of the contaminated earth at an approved site for the storage of toxic wastes. However, approximately 5,000 cubic yards of contaminated earth still remain to be disposed of. The Company, through its chemical and toxic clean-up consultant, has been working with the California State Environmental

               DUNES HOTEL AND CASINOS INC. AND SUBSIDIARIES

          NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                UNAUDITED

                           MARCH 31, 1998 AND 1997


4.  CONTINGENCIES (CONTINUED)
      (c) continued:

          Protection Agency, in seeking alternate means to the disposal in toxic dump sites of chemical and toxic-laden soil. The State has participated in the funding of several projects by a number of chemical treatment firms in efforts to try other detoxification methods on the soil.

          Because of the ongoing testing, the State has not imposed a disposal date upon the Company. Cost of disposal is estimated at $100 per cubic yard or approximately $500,000. However, if on-site remediation can be achieved, it is estimated that the cost will be between $90,000 and $115,000. The Company is unable to predict when the ongoing testing will be complete or what the outcome of these tests will be. As of March 31, 1998, the Company has paid approximately $500,000, including the $100,000 expended for the diesel storage tank, and accrued an estimated $174,000 relating to the balance of the clean-up of the contaminated earth. That estimate could change as the remediation work takes place.

     (d) Company has received a notice from the State of California Franchise Tax Board (FTB) wherein the FTB alleges that one of the Company's subsidiaries owe California franchise tax of approximately $316,000 plus approximately $250,000 in penalties and interest resulting from the foreclosure sale of certain real property, owned by the subsidiary, in San Diego, California. The Company has appealed this matter to the California State Board of Equalization and is currently awaiting its decision.

5. LOSS PER COMMON SHARE:

     Loss per common share has been computed by dividing the net loss, plus the accrued dividends applicable to the Series B Preferred stock ($18,000), for the three months

          DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES

       NOTES TO  CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                             UNAUDITED

                      MARCH 31, 1998 AND 1997


5.  LOSS PER COMMON SHARE (CONTINUED)

     ended March 31, 1998 and 1997 by the number of shares outstanding (6,375,096) as of March 31, 1998 and 1997. Dividends on non-convertible preferred stock, Series B, are deducted from income or added to the loss applicable to common shares. Dividends on the Company's Series B Preferred stock have not been paid since the first quarter of 1982. The Company is in arrears on such dividends in the amount of approximately $1,191,000 as of March 31, 1998.

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

OVERVIEW

       The Company's operating results for the quarter ended March 31, 1998 were adversely effected by the following:

      1. On March 31, 1998, the Nevada District Court ordered that the Note Sale Agreement dated November 27, 1997, between MRI and the John J. Anderson Family Trust be unwound. As a result of that order, the Company recorded a loss of approximately $163,000 in the current quarter.

      2. The failure of Farmers Rice Co-operative to remove the dried rice from the West Sacramento drying facility. Because of this, the Company incurred additional expenses, over and above those that were anticipated, in connection with storing and maintaining the dried rice.

      3. The slow upper-end real estate market in Sacramento County, California. During the quarter ended March 31, 1998, the Company sold only 1 lot at The Fairways. However, Murieta Investors, the Company that purchased 6 lots at The Fairways, has commenced construction on 4 residential housing units. It is anticipated that these units will be completed and sold

                 DUNES HOTELS AND CASINOS INC.

                 QUARTERLY REPORT ON 10-QSB

                FOR THE PERIOD ENDED MARCH 31, 1998


            during the third quarter of 1998. If the units are sold, of which there can be no assurance, the Company would receive the success payments as provided for in the agreement between Murieta Investors and the Company.

       The Company is still waiting for the ruling from the California State Board of Equalization regarding the amount of Franchise Tax, if any, that may be due as a result of the sale of certain real property in San Diego, California.

       The Company has no present intentions to pay dividends on either its common or preferred stock.


OPERATING RESULTS

THREE MONTHS ENDED MARCH 31, 1998 VS. THE THREE MONTHS ENDED MARCH 31, 1997

Real Estate

       The decrease in revenues from the sale of real estate for the three months ended March, 31,1998 when compared to the three months ended March 31, 1997 is due primarily to the slow down in the upper-end real estate market in Sacramento County California.

       Net rental income from agricultural properties for the three months ended March 31,1998 decreased by approximately $47,000. This was all due to the sale of the White Ranch in 1997.

AGRICULTURAL

       The loss from the rice drying and storage operations for the three months ended March 31, 1998 increased by approximately $32,000 when compared with the three months ended March 31, 1997. This was due to the prolonged operation of the West Sacrament drying facility and higher than anticipated repairs to the new drying facility.

GENERAL

       When compared with the three months ended March 31, 1997, operating expenses decreased by approximately $140,000. This decrease consisted primarily of a decrease in bad debt expense of $123,000, a reduction in

                            DUNES HOTELS AND CASINOS INC.

                            QUARTERLY REPORT ON FORM 10-QSB

                            FOR THE PERIOD ENDED MARCH 31, 1998


selling, administrative and general expenses consisting primarily of a decrease in salaries ($6,000), a decrease in office rent ($5,000) and a decrease in property taxes at The Fairways of $6,000. The increase in depreciation expense is attributable to the new rice dryer.

       The increase in interest and dividend income was due to the investment of the proceeds from the sale of the White Ranch and the 57 residential lots in North Las Vegas, Nevada.

       Interest expense for the three months ended March 31, 1998, decreased by approximately $16,000 when compared with the three months ended March 31, 1997. The decrease consisted primarily of a reduction in interest expense related to the Beal Bank loan which was partially offset by an increase in interest expense relating to the new rice dryer financing.

LIQUIDITY AND CAPITAL RESOURCES

       During the quarter ended March 31,1998, cash, cash equivalents and marketable securities decreased by$417,000 from $4,972,000 at December 31,1997, to $4,555,000 at March 31, 1998. The most significant uses of cash during the three months ended March 31, 1998, consisted of cash used in operating activities ($217,000), payments on long-term and short-term debt ($99,000) and an increase in investments of $249,000.

       The Company believes that its primary requirements for liquidity in the coming fiscal year will be to fund ongoing expenses at The Fairways, which include, among other things, association dues, water and sewer fees and property taxes; to fund the required payments on the note to Beal Bank; to fund the required payments due on the rice dryer financing; to fund costs that may be incurred relating to the toxic clean-up at Sam Hamburg Farm; to fund any tax payment that may be due to the California Franchise Tax Board; and to fund general and administrative expenses. In addition, the Company may be required to fund certain costs relating to a possible stockholder meeting.

       The Company believes that sources of required liquidity will be cash generated from the rice drying and storage facilities, anticipated lot sales at The Fairways, collection of notes receivable and Success Payments related to the venture with Murieta Investors and the cash available at March 31, 1998. Based on known commitments, the Company believes that the sources of cash described and the cash available at March 31, 1998 will be adequate to fund known liquidity requirements.

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDING

       None, except for the discussion contained in footnote 3 in Notes to Consolidated Condensed Financial Statements.

ITEM 3.  DEFAULT UPON SENIOR SECURITIES

       Dividends in arrears. See Note 4 of Notes to Consolidated Condensed Financial Statements

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

       27.01      Financial Data Schedule

(b)   Reports on Form 8-K

            Form 8-K, dated December 16, 1997, wherein the Company reported under Item 1. Change In Control of Registrant that the Nevada District Court issued an order declaring that the FDIC has the right to act by written consent with respect to Cedar Development Co., JBA Investments Company, Inc., Baby Grand Corp., and J. A. Inc. and that because of the Nevada District Court's Order, the FDIC has the power to exercise voting rights with respect to the FDIC Pledged Shares, which represent 47.1% of the outstanding common stock of the Company. The Company further reported under Item 5. Other Events, that the Company had sold the Baby Grand Note to the John J. Anderson Family Trust.

                                  SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934,
THE REGISTRANT HAS DULY CAUSE THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.



                                     DUNES HOTELS AND CASINOS INC.
                                     Registrant



Date: APRIL 23, 1998                     By: JAMES H. DALE

                                             James H. Dale
                                             Duly Authorized Officer and Chief
                                             Financial Officer