Form 10QSB
period 1998-06-30
DUNES HOTELS & CASINOS INC
filed 1998-08-12
CIK 24004

U. S. Securities and Exchange Commission
                      Washington, D.C. 20549
                            FORM 10-QSB

(Mark One)
    X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended JUNE 30, 1998 Transition report pursuant to 13 or 15(d) of the Securities Exchange
         Act of 1934  for  the  transition  period  from            to

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

               APPLICABLE ONLY TO CORPORATE ISSUERS
     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,375,096 SHARES OF COMMON STOCK, $.50 PAR VALUE AS OF AUGUST 3, 1998.

Transitional Small Business Disclosure Format (check one): Yes       No  X


<PAGE2>


                   DUNES HOTELS AND CASINOS INC.

                  QUARTERLY REPORT ON FORM 10-QSB

                FOR THE PERIOD ENDED JUNE 30, 1998

                               INDEX
                                                             Page
Part 1. Financial Information
          ITEM 1.  FINANCIAL STATEMENTS

          Consolidated Condensed Balance Sheets
          June 30, 1998 and December 31, 1997                   3

          Consolidated Condensed Statements of Loss
          for the three months ended June 30, 1998
          and 1997                                              5

          Consolidated Condensed Statements of Loss
          for the six months ended June 30, 1998
          and 1997                                              7

          Consolidated Condensed Statements of Cash Flows
          for the six months ended June 30, 1998
          and 1997                                              9

          Notes to Consolidated Condensed Financial
          Statement, June 30, 1998 and 1997                    10

          ITEM 2.  MANAGEMENTS DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS        14

Part II.  Other Information
          ITEM 1.  LEGAL PROCEEDINGS                           18
          ITEM 2.  CHANGES IN SECURITIES                       18
          ITEM 3.  DEFAULTS UPON SENIOR SECURITIES             18
          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF
                   SECURITY HOLDERS                            18
          ITEM 5.  OTHER INFORMATION                           18
          ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K            18

          Signatures                                           19


<PAGE3>


                DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED BALANCE SHEETS
                     JUNE 30, 1998 AND DECEMBER 31, 1997

                                 ASSETS


                                                            June       December
                                                          30, 1998     31, 1997
                                                         (Unaudited)
                                                         (Dollars in thousands)

Cash and cash equivalents                                 $ 3,161       $ 4,299

Marketable securities                                         911           673

Receivables
    Trade                                                       4             3
    Related party, less allowance of $1,899 in 1998            37
    Real estate sales                                         476           469
    Other, including officer, $85,000 in 1998 and 1997         88            92
Inventory of real estate held for sale                      4,114         4,359

Prepaid expenses                                               62           122

Property and equipment
    Less accumulated depreciation and amortization,
     1998, $533; 1997, $477                                 3,242         3,252

Investments                                                   644           644

Deferred costs and other                                        3           124
                                                      -----------      --------
                                                      $    12,742      $ 14,037
                                                      ===========      ========


<PAGE4>


                  DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                       JUNE 30, 1998 AND DECEMBER 31, 1997

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                          June         December
                                                        30, 1998       31, 1997
                                                        (Unaudited)
                                                         (Dollars in thousands)

Accounts payable                                       $       11    $       24

Accrued expenses                                              193           207

Deferred income                                                             178

Income taxes                                                  307           307

Short-term debt                                                              60

Long-term debt and capitalized lease obligations            2,094         2,272

Accrued preferred stock dividends                           1,209         1,173
                                                      -----------     ---------
     Total liabilities                                      3,814         4,221

   Minority interest                                          320           320

Shareholders' equity
   Preferred stock-authorized 10,750,000 shares
     ($.50 par); issued 10,512 shares Series B $7.50
     cumulative preferred stock, outstanding 9,250
     shares in 1998 and 1997, aggregate liquidation
     value $2,337 including dividends in arrears                5             5

   Common stock-authorized 25,000,000 shares ($.50
     par); issued 7,799,780 shares, outstanding
     6,375,906 shares in 1998 and 1997                      3,900         3,900

   Capital in excess of par                                25,881        25,881

   Deficit                                                (19,178)      (18,290)
                                                          --------      --------
                                                           10,608        11,496
   Treasury stock at cost; Preferred-Series B,
     902 shares, Common 1,424,684 shares in
     1998 and 1997                                          2,000         2,000
                                                         --------       --------
     Total shareholders' equity                             8,608         9,496
                                                         --------       --------
                                                         $ 12,742       $14,037
                                                         ========       =======

The accompanying notes are an integral part of these condensed financial statements.


<PAGE5>
              DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                THREE MONTHS ENDED JUNE 30, 1998 AND 1997

                                                           1998           1997
                                                          (Dollars in thousands,
                                                             except per share)

Operating revenues:

   Sales of real estate                                  $    172     $    264
   Cost of real estate sold                                   171          257
                                                         --------     --------
                                                                1            7
                                                         --------     --------

   Rental income - agricultural properties                     13          195
   Cost and expense of rental income                            1           36
                                                         --------     --------
                                                               12          159
                                                         --------     --------

   Rice drying and storage revenues                            26           35
   Cost of rice drying and storage                             89           87
                                                         ---------    ---------
                                                              (63)         (52)
   Miscellaneous income - net                                               24
                                                         ---------    ---------
                                                              (50)         138
                                                         ---------    ---------
Operating expenses:
   Selling, administrative and general
     Corporate                                                188          288
     Real estate operations                                    52           39
   Bad debts, net of recoveries                                              1
   Depreciation                                                32           18
                                                         ---------    ---------
                                                              272          346
                                                         ---------    ---------
Loss before other credits (charges), income taxes
   and minority interests                                    (322)        (208)
                                                         ---------    ---------
Other credits (charges):
   Interest and dividend income                                61           66
   Interest expense                                           (59)         (40)
   Securities gains (losses), net                              (6)          23
   Other                                                       14          (29)
                                                         ---------    ---------
                                                               10           20
                                                         ---------    ---------

<PAGE6>


              DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                THREE MONTHS ENDED JUNE 30, 1998 AND 1997

                                                            1998         1997
                                                          (Dollars in thousands,
                                                            except per share)

Loss before minority interest                               (312)         (188)

Minority interest in income of the White Ranch                             (70)
                                                          ---------   ---------

Net income (loss)                                         $   (312)   $   (258)
                                                          =========   =========

Income (loss) per common share:                           $  (0.05)   $  (0.04)
                                                          =========   =========



The accompanying notes are an integral part of these condensed financial statements.


<PAGE7>


              DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                 SIX MONTHS ENDED JUNE 30, 1998 AND 1997

                                                          1998          1997
                                                        (Dollars in thousands,
                                                          except per share)
Operating revenues:
   Sales of real estate                                $    256      $     447
   Cost of real estate sold                                 257            428
                                                       ---------     ----------
                                                             (1)            19
                                                       ---------     ----------
   Rental income - agricultural properties                   30            305
   Cost and expense of rental income                          2             83
                                                       ---------     ----------
                                                             28            222
                                                       ---------     ----------

   Rice drying and storage revenues                          56             70
   Cost of rice drying and storage                          220            191
                                                       ---------     ----------
                                                           (164)          (121)
                                                       ---------     ----------
   Miscellaneous income - net                                               37
                                                       ---------     ----------
                                                           (137)           157
                                                       ---------     ----------
Operating expenses:
   Selling, administrative and general
     Corporate                                              431            558
     Real estate operations                                 101             93
   Bad debts, net of recoveries                                            124
   Depreciation                                              64             35
                                                       ---------     ----------
                                                            596            810
                                                       ---------     ----------

Loss before other credits (charges), income taxes
   and minority interest                                   (733)          (653)
                                                       ---------     ----------
Other credits (charges):
   Interest and dividend income                             120            116
   Interest expense                                         (89)           (86)
   Securities gains (losses), net                            (8)            16
   Other                                                   (140)          (113)
                                                       ---------     ----------
                                                           (117)           (67)
                                                       ----------    ----------
                                                                               --                 --

<PAGE8>


               DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                  SIX MONTHS ENDED JUNE 30, 1998 AND 1997

                                                           1998           1997
                                                          (Dollars in thousands,
                                                            except per share)

Loss before income taxes and minority interest              (850)         (720)

Income taxes                                                  (2)          (53)
                                                        ---------     ---------

Loss before minority interest                               (852)         (773)

Minority interest in  income of the White Ranch                            (85)
                                                        ---------     ---------

Net income (loss)                                       $   (852)     $   (858)
                                                        =========     =========

Income (loss) per common share:                         $  (0.13)     $  (0.13)
                                                        =========     =========



The accompanying notes are an integral part of these condensed financial statements.


<PAGE9>


            DUNES HOTES AND CASINOS INC. AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
               SIX MONTHS ENDED JUNE 30, 1998 AND 1997

                             UNAUDITED


                                                             1998         1997
                                                          (Dollars in thousands)

Cash flows from operating activities:
   Net cash provided by (used in) operating activities    $   (532)    $     60
                                                          ---------    ---------

Cash flows from investing activities:
   Decrease (increase) in investments                         (237)        (316)
   Decrease (increase) in notes receivable                     (73)         324
   Purchase of equipment                                       (58)        (290)
                                                          ---------    ---------
                                                              (368)        (282)
                                                          ---------    ---------

Cash flows from financing activities:
   Decrease in long-term debt                                 (178)        (313)
   Decrease in short-term debt                                 (60)         (69)
                                                          ---------    ---------
                                                              (238)        (382)
                                                          ---------    ---------

Increase (decrease) in cash and cash equivalents            (1,138)        (604)

Cash and cash equivalents, beginning of period               4,299        1,283
                                                          ---------    ---------

Cash and cash equivalents, end of period                  $  3,161     $    679
                                                          =========    =========


The accompanying notes are an integral part of these condensed financial statements.


<PAGE10>

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

     The results of operations for the six months ended June 30,1998, are not necessarily indicative of the results to be expected for the full year.

2.   CONSOLIDATION:

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

3.   RELATED  PARTY TRANSACTIONS:

     As of August 3, 1998, John B. Anderson (Anderson), the Company's controlling stockholder and former Chairman of the Board of Directors of the Company, and entities owned or controlled by him (Anderson
     Entities) own approximately 67.2% of the Company which is pledged to the FDIC.

     On  November 26, 1997,  the  Company  entered  into  a  Loan  Purchase
     Agreement  (the Note Sale Agreement) with Anderson, as Trustee, of the
     John J. Anderson Family Trust. The Note Sale Agreement is more fully described in the Company's Form 10-K for the year ended December 31, 1997.

     As previously reported, on March 27,  1998, the United States District
     Court, District of Nevada (the Nevada District Court) held a hearing regarding the Motion of the Special Master (1) to Set Aside Fraudulent
     Transfer of Assets, and (2) to Freeze Assets held by Transferee John J. Anderson Family Trust.


<PAGE11>

              DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

3.   RELATED PARTY TRANSACTIONS (CONTINUED):

     On March 31, 1998, the Nevada District Court granted   the  Motion  of
     the  Special  Master   and  ordered  that  the  transfer  of assets be
     rescinded and all parties  return any of the assets transferred.

     As  a  result  of the foregoing Order (1) the Trust  returned  to  the
     Company the note  issued  by  BGC to MRI which has an unpaid principal balance of approximately $1,900,000  as  of  June  30,  1998,  (2) the
     Special  Master   returned  to  the  Company  1,280,756  shares of the
     Company's common stock which serve as collateral for the BGC Note and,
     (3)  the  Company   returned to the Trust the sum of $200,000  and  in
     addition  released the sum of $120,000 that was held in escrow.

     Because of the Nevada  District  Court's Order unwinding the Note Sale
     Agreement, the Company has recorded a loss of approximately $162,500 in the accompanying Consolidated Condensed Statement of Income (Loss) for the six months ended June 30, 1998.

     As previously reported, the FDIC had agreed to sell the common stock of BGC which owns 1,280,756 shares of the Company. The Company is informed that the sale was not completed.

     In June 1998,  BGC  filed a petition under Chapter 7 of the Bankruptcy
     Code with the Bankruptcy  Court  in Las Vegas, Nevada.  The trustee is inventorying  the  assets of BGC, and  the  ultimate  outcome  of  the
     proceeding is not known  at  this  time.   The Company has reduced the
     carrying value of the BGC note to the estimated  value of the security pledged.

     The Company is informed that the FDIC is attempting to sell the remaining collateral it holds, which includes the common stock of the Company. The FDIC is required to receive the permission of the United
     States District Court before it may sell the collateral. The Company has submitted an offer to purchase the 3,000,000 shares of the Company held by the FDIC as collateral.


<PAGE12>

              DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


4.   CONTINGENCIES:

     (a) As of June 30, 1998, there were no material legal proceedings pending against the Company. However, see footnote 3 and item b.
          below regarding legal proceedings, not involving the Company, that may have a material adverse effect on the Company.

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

     (c)  SHF was advised of possible  contamination  on  two  sites at Sam
          Hamburg  Farm,  a  storage facility for diesel fuels and  an  old airstrip which had been  used  for  the  loading  and  fueling of aircraft applying agricultural chemicals to the surrounding  farm
          lands.   The  Company  has  completed the cleanup relating to the
          diesel storage tanks at a cost of approximately $100,000 in 1996.

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

          Because of the ongoing testing, the State has not imposed a disposal date upon the Company. Cost of disposal is estimated at $100 per cubic yard or approximately $500,000. However, if on-site remediation can be achieved, it is estimated that the cost will be between $90,000 and $115,000. The Company is unable to predict when the ongoing testing will be complete or what the outcome of these


<PAGE13>

              DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

4.   CONTINGENCIES (CONTINUED)
     (c) continued:

          tests  will  be.   As of June 30, 1998, the  Company  has  paid
          approximately $500,000,  including  the $100,000 expended for the diesel storage tank, and accrued an estimated  $174,000  relating
          to  the balance of the clean-up of the contaminated earth.   That
          estimate could change as the remediation work takes place.

     (d)  Company  has  received  a  notice  from  the  State of California
          Franchise Tax Board (FTB) wherein the FTB alleges that one of the Company's subsidiaries owe California franchise tax of approximately
          $316,000 plus approximately $250,000 in penalties and interest resulting from the foreclosure sale of certain real property, owned by the subsidiary, in San Diego, California. The Company has appealed this matter to the California State Board of Equalization
          (SBE) and the SBE has ruled the Company owes taxes of approximately
          $183,000 and interest of $167,000. The Company and the FTB have filed petitions for rehearing with the SBE and are currently awaiting its decision.

5. LOSS PER COMMON SHARE:

     Loss per common share has been computed by dividing the net loss, plus the  accrued  dividends  applicable  to  the Series B Preferred  stock
     ($36,000), for the six months ended June 30, 1998 and 1997 by the number
     of shares outstanding (6,375,096) as of June 30, 1998 and 1997.   Dividends
     on non-convertible preferred stock, Series B, are deducted from income or
     added  to  the  loss applicable to common shares.   Dividends  on  the
     Company's Series  B Preferred stock have not been paid since the first quarter of 1982.  The  Company  is in arrears on such dividends in the amount of approximately $1,209,000 as of June 30, 1998.


<PAGE14>


ITEM 2.   MANAGEMENT'S DISCUSSION  AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

     Certain  information  included herein  contains  statements  that  are forward-looking, such as anticipated  liquidity requirements for the coming fiscal year, anticipated sources of liquidity  for  the coming fiscal year, the impact of anticipated asset sales, proposed facilities construction and
potential   changes  in  control  of  the  Company.   Such  forward-looking
information  involves   important   risks   and  uncertainties  that  could
significantly affect the Company's financial  condition  and future results of  operations,  and,  accordingly,  such  future  financial condition  and results  of  operations  may differ from those expressed  in  any  forward-
looking statements made herein.  These risks and uncertainties include, but are not limited to, those  risks  relating  to  actual  costs  necessary to clean-up  certain real property chemical contamination, actual construction costs and construction contingencies in connection with construction of any
new  facilities,   real  estate  market  conditions  and  general  economic
conditions, the abilities  of certain third parties to obtain financing and otherwise perform under real estate purchase agreements, and the outcome of
certain litigation and other  risks.   The  Company cautions readers not to
place  undue  reliance on any such forward-looking  statements,  and,  such statements speak only as of the date made.

OVERVIEW

     The Company's operating results for the quarter ended June 30, 1998 were adversely affected by the following:

     1.   On March 31, 1998, the Nevada District  Court  ordered  that  the
          Note  Sale Agreement dated November 27, 1997, between MRI and the
          John J. Anderson Family Trust be unwound. As a result of that order, the Company recorded a loss of approximately $163,000 in the current period.

     2.   The failure of Farmers Rice Co-operative to remove the dried rice
          from the West Sacramento drying facility.   Because  of this, the
          Company  incurred additional expenses, over and above those  that were anticipated,  in connection with storing and maintaining the dried rice.

     3.   The  slow upper-end real  estate  market  in  Sacramento  County,
          California.   During  the period ended June 30, 1998, the Company
          sold only 3 lots at The  Fairways.   However,  Murieta Investors,
          the Company that purchased 6 lots at The Fairways,  has commenced construction  on  4 residential housing units.  It is anticipated that these units will  be  completed  and  sold  during the third quarter of 1998.  If the units are sold, of which there can be no assurance,  the  Company  would  receive the success payments  as provided for in the agreement between  Murieta  Investors and the
          Company.


<PAGE15>


     The Company is waiting for the ruling from the California State Board of Equalization regarding the amount of Franchise Tax, if any, that may be due as a result of the sale of certain real property in San
     Diego, California.

     The Company has no present intentions to pay dividends on either its common or preferred stock.


OPERATING RESULTS

THREE MONTHS ENDED JUNE 30, 1998 VS. THE THREE MONTHS ENDED JUNE 30, 1997

Real Estate

     The decrease in revenues from the sale of real estate for the three months ended June 30,1998 when compared to the three months ended June 30, 1997 is due primarily to the slow down in the upper-end real estate market in Sacramento County California.

     Net rental income from agricultural properties for the three months ended June 30,1998 decreased by approximately $182,000. This was all due to the sale of the White Ranch in 1997.

AGRICULTURAL

     The loss from the rice drying  and  storage  operations  for the three months ended June 30, 1998 increased by approximately $11,000 when compared with  the three months ended June 30, 1997.  This was due to the  prolonged
operation   of   the  West  Sacramento  drying  facility  and  higher  than anticipated repairs to the new drying facility.

GENERAL

     When compared  with  the  three  months ended June 30, 1997, operating
expenses  decreased  by  approximately $74,000.   This  decrease  consisted
primarily of  a reduction  in  selling, administrative and general expenses consisting primarily of a decrease  in  salaries  ($46,000),  a decrease in office  rent  ($1,000) and a decrease in property taxes at The Fairways  of
$6,000.  The increase  in  depreciation  expense is attributable to the new rice dryer.

     Interest expense for the three months ended June 30, 1998, increased by approximately $19,000 when compared with the three months ended June 30, 1997. The increase consisted primarily of an increase in interest expense relating to the new rice dryer financing offset by a reduction in interest expense related to the Beal Bank loan.


<PAGE16>


SIX MONTHS ENDED JUNE 30, 1998 VS. THE SIX MONTHS ENDED JUNE 30, 1997.

REAL ESTATE

     The decrease in revenues from the sale of real estate for the six months ended June 30, 1998, resulted from only three lots sold compared with five lots sold during the same period ended June 30, 1997.

     Net rental income from agricultural properties decreased due to the sale of the White Ranch in 1997.

AGRICULTURAL

     The  loss  from  the  rice  drying  and storage operations for the six months ended June 30, 1998 increased by $43,000  when compared with the six months  ended  June  30,  1997.  This was due primarily  to  Farmers'  Rice
Cooperation not renewing their storage  contract  for  the  upcoming  year, which  resulted  in all rice in storage to be shipped out of the  facility, including  the 1997  crop  which  usually  remains  in  storage  until  the
following  year.   The  loss  of  the  lease  renewal  with  Farmers'  Rice
Cooperation has been  supplemented  with  a  four  year contract with Adams
Grain  Co. to store wheat and to dry and store corn in  the  facility.  The wheat and  corn  revenue will be realized in a future period, namely during the month of July 1998 for wheat and corn during September through December
1998 as harvested.

GENERAL

     When compared  with  the  six  months  ended  June  30,1997, operating expenses decreased by approximately $214,000. The decrease  consisted  of a
reduction  of  corporate  costs  of  $127,000,   a decrease in bad debts of
$124,000 and a decrease in depreciation expense offset  by  an  increase in real estate operations. The decrease in corporate costs resulted  from  the company  relocating  the corporate office from Las Vegas, NV to Sacramento,
CA.  Depreciation expense  increased  due  to  the construction of the rice drying facility in Davis, CA.

     Other charges increased by approximately $50,000 when compared with the six months ended June 30,1997. The increase was primarily due to bad debt expense relating to the unwinding of the Note Sale Agreement with the John J. Anderson Family Trust and net securities losses.

LIQUIDITY AND CAPITAL RESOURCES

     During the six months ended June 30,1998, cash, cash equivalents and marketable securities decreased by$900,000 from $4,972,000 at December
31,1997, to $4,072,000 at June 30, 1998. The most significant uses of cash during the six months ended June 30, 1998, consisted of cash used in operating activities ($532,000), payments on long-term and short-term debt
($238,000) and an increase in investments of $237,000.


<PAGE17>


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

     The Company believes that sources of required liquidity will be cash generated from the rice drying and storage facilities, anticipated lot sales at The Fairways, collection of notes receivable and Success Payments related to the venture with Murieta Investors and the cash available at June 30, 1998. Based on known commitments, the Company believes that the sources of cash described and the cash available at June 30, 1998 will be adequate to fund known liquidity requirements.


<PAGE18>


                    PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDING

     None, except for the discussion contained in footnote 3 in Notes to Consolidated Condensed Financial Statements.

ITEM 2.  CHANGES IN SECURITIES

     Not applicable.

ITEM 3.  DEFAULT UPON SENIOR SECURITIES

     Dividends  in  arrears.  See Note 4 of Notes to Consolidated Condensed
Financial Statements

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable

ITEM 5.  OTHER INFORMATION

     On July 16, 1998,  James  H.  Dale  a director and the Chief Financial
Officer of the Company passed away. On an interim basis Marvin P. Johnson has been appointed Acting Chief Accounting Officer.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     27.01   Financial Data Schedule

(b)  Reports on Form 8-K

     None


<PAGE19>


                            SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES  EXCHANGE  ACT OF 1934,
THE REGISTRANT HAS DULY CAUSE THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE
UNDERSIGNED THEREUNTO DULY AUTHORIZED.



                                   DUNES HOTELS AND CASINOS INC.
                                             Registrant



Date: AUGUST 10  , 1998            By:  EDWARD PASQUALE
                                        Edward Pasquale, President


                                   By:  MARVIN P. JOHNSON
                                        Marvin P. Johnson
                                        Acting Chief Accounting Officer

