Form 10QSB
period 1998-09-30
DUNES HOTELS & CASINOS INC
filed 1998-11-12
CIK 24004

U. S. Securities and Exchange Commission
                             Washington, D.C. 20549
                                   Form 10-QSB

(Mark One)
   X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1998 Transition report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

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

        Check  whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                      APPLICABLE ONLY TO CORPORATE ISSUERS
        State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,375,096 shares of common stock, $.50 par value as of October 30, 1998.

Transitional Small Business Disclosure Format (check one): Yes     No   X

                                 DUNES HOTELS AND CASINOS INC.

                                QUARTERLY REPORT ON FORM 10-QSB

                            FOR THE PERIOD ENDED SEPTEMBER 30, 1998

                                             INDEX
                                                                         Page
Part 1. Financial Information

               Item 1.  Financial Statements
               -------------------------------

               Consolidated Condensed Balance Sheets
               September 30, 1998 and December 31, 1997                       3

               Consolidated Condensed Statements of Loss
               for the three months ended September 30, 1998
               and 1997                                                       5

               Consolidated Condensed Statements of Loss
               for the nine months ended September 30, 1998
               and 1997                                                       7

               Consolidated Condensed Statements of Cash Flows
               for the nine months ended September 30, 1998
               and 1997                                                       9

               Notes to Consolidated Condensed Financial
               Statement, September 30, 1998 and 1997                        10

               Item 2.  Managements Discussion and Analysis of
               Financial Condition and Results of Operations                 13
               ---------------------------------------------

Part II.  Other Information

               Item 1.  Legal Proceedings                                    17

               Item 2.  Changes in Securities                                17

               Item 3.  Defaults Upon Senior Securities                      17

               Item 4.  Submission of Matters to a Vote of Security Holders  17

               Item 5.  Other Information                                    17

               Item 6.  Exhibits and Reports on Form 8-K                     17

               Signatures                                                    18

                      DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES

                          CONSOLIDATED CONDENSED BALANCE SHEETS

                         SEPTEMBER 30, 1998 AND DECEMBER 31, 1997

                                          ASSETS




                                                     September        December
                                                     30, 1998         31, 1997
                                                   -----------        ---------
                                                             (Unaudited)
                                                        (Dollars in thousands)

Cash and cash equivalents                            $ 2,965         $  4,299

Marketable securities                                    825              673

Receivables
 Trade                                                    32                3
 Related party, less allowance of $1,899 in 1998          37
 Real estate sales                                       389              469
 Other, including officer, $85,000 in 1998 and 1997       88               92

Inventory of real estate held for sale                 4,114            4,359

Prepaid expenses                                         142              122

Property and equipment, less accumulated
 depreciation and amortization, 1998,
 $565; 1997, $477                                      3,247            3,252

Investments                                              544              644

Deferred costs and other                                   3              124
                                                  ----------       ----------

                                               $     12,386       $    14,037
                                              ==============   ==============

                 DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                    SEPTEMBER 30, 1998 AND DECEMBER 31, 1997

                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                           September    December
                                                            30, 1998    31, 1997
                                                            ---------   --------
                                                               (Unaudited)
                                                          (Dollars in thousands)

Accounts payable                                            $    11  $      24

Accrued expenses                                                230        207

Deferred income                                                            178

Income taxes                                                    307        307

Short-term debt                                                  80         60

Long-term debt and capitalized lease obligations              2,009      2,272

Accrued preferred stock dividends                             1,227      1,173
                                                            ------------------
        Total liabilities
                                                              3,864      4,221

     Minority interest                                          320        320



Shareholders' equity
     Preferred stock - authorized 10,750,000 shares
      ($.50 par); issued 10,512 shares Series B $7.50
      cumulative preferred stock, outstanding 9,250
      shares in 1998 and 1997,
        aggregate liquidation value $2,319 including
         dividends in arrears                                     5         5

     Common stock - authorized 25,000,000 shares ($.50 par);
        issued 7,799,780 shares, outstanding 6,375,906
        shares in 1998 and 1997                               3,900      3,900

     Capital in excess of par                                25,881     25,881

     Deficit                                                (19,584)   (18,290)
                                                          ---------------------
                                                             10,202     11,496

     Treasury stock at cost; Preferred-Series B
     902 shares Common 1,424,684 shares in 1998 and 1997      2,000      2,000
                                                         ----------------------
        Total shareholders' equity                            8,202      9,496
                                                         ----------------------

                                                          $  12,386  $  14,037
                                                          =====================


The accompanying notes are an integral part of these condensed financial statements.

                 DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)

                 THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997


                                                            1998          1997
                                                           -----         -----
                                                  (Dollars in thousands, except
                                                   per share)

Operating revenues:

  Sales of real estate                               $      128      $   6,627
  Cost of real estate sold                                  122          6,144
                                                       -----------------------
                                                              6            483
                                                       -----------------------

  Rental income - agricultural properties                    11            120
  Cost and expense of rental income                           1             12
                                                       -----------------------
                                                             10            108
                                                       -----------------------

  Rice drying and storage revenues                           58            342
  Cost of rice drying and storage                            71            153
                                                       -----------------------
                                                            (13)           189
                                                       -----------------------

  Miscellaneous income - net                                                18
                                                       -----------------------

                                                              3            798
                                                       -----------------------
Operating expenses:
  Selling, administrative and general
    Corporate                                               158            267
    Real estate operations                                   67             72
  Bad debts, net of recoveries                                             (24)
  Loss on real estate investments                           100            400
  Depreciation                                               33             17
                                                        -----------------------
                                                            358            732
                                                        -----------------------

Loss before other credits (charges), income taxes and
  minority interest                                        (355)            66
                                                        -----------------------

Other credits (charges):
  Interest and dividend income                               65             83
  Interest expense                                          (55)           (17)
  Securities gains (losses), net                            (11)            24
  Other                                                     (23)            16
                                                         ----------------------

                                                            (24)           106
                                                         ----------------------

                 DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)

                 THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997


                                                          1998            1997
                                                        ----------   ----------
                                                   Dollars in thousands, except
                                                   per share)


Income taxes                                                (9)

Loss before minority interest                              (388)           172

Minority interest in income of the White Ranch             -----          (234)
                                                      ------------   -----------


Net income (loss)                                    $     (388)      $    (62)
                                                    =============    ===========


Income (loss) per common share:                      $    (0.06)      $   (0.01)
                                                    =============    ===========


The accompanying notes are an integral part of these condensed financial statements.

                 DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)

                  NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997


                                                      1998            1997
                                                -------------    --------------
                                               (Dollars in thousands, except
                                                per share)
Operating revenues:

  Sales of real estate                            $     383       $   7,074
  Cost of real estate sold                              380           6,572
                                                 ------------    --------------
                                                          3             502
                                                 ------------    --------------

  Rental income - agricultural properties                41             425
  Cost and expense of rental income                       3              95
                                                 ------------    --------------
                                                         38             330
                                                 ------------    --------------

  Rice drying and storage revenues                      114             412
  Cost of rice drying and storage                       290             344
                                                  ------------   --------------
                                                       (176)             68
                                                  ------------   --------------

  Miscellaneous income - net                                              55
                                                  ------------   --------------

                                                       (135)             955
                                                  ------------   --------------
Operating expenses:
  Selling, administrative and general
    Corporate                                           613              825
    Real estate operations                              143              165
  Bad debts, net of recoveries                                           100
  Loss on real estate investments                       100              400
  Depreciation                                           96               52
                                                   ------------  --------------
                                                        952            1,542
                                                   ------------  --------------

Loss before other credits (charges), income taxes
 and minority interest                               (1,087)            (587)
                                                   ------------   -------------

Other credits (charges):
  Interest and dividend income                          186              199
  Interest expense                                     (145)            (103)
  Securities gains (losses), net                        (19)              40
  Other                                                (164)             (97)
                                                   ------------  --------------

                                                       (142)              39
                                                   -----------   --------------

                 DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)

                  NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997


                                                           1998         1997
                                                         -------      ---------
                                                 (Dollars in thousands, except
                                                  per share)

Loss before income taxes and minority interest          (1,229)          (548)

Income taxes                                              (11)            (53)
                                                     -----------   ------------

Loss before minority minority interest                 (1,240)           (601)


Minority interest in income of the White Ranch                           (319)
                                                     -----------   ------------


Net income (loss)                                   $ (1,240)      $     (920)
                                                  ==============  =============

Income (loss) per common share:                    $   (0.20)      $     (0.14)
                                                  ==============  =============




The accompanying notes are an integral part of these condensed financial statements.

                 DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                  NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

                                    UNAUDITED


                                                        1998          1997
                                                   ------------   -------------
                                                      (Dollars in thousands)


Cash flows from operating activities:
     Net cash provided by (used in) operating
     activities                                    $   (832)        $   3,498
                                                  -------------  --------------

Cash flows from investing activities:
     Decrease (increase) in investments                 (52)           (1,151)
     Decrease (increase) in notes receivable            (76)              788
     Purchase of equipment                             (131)           (1,804)
                                                   ------------  --------------

                                                       (259)           (2,167)
                                                   ------------   -------------


Cash flows from financing activities:
     Increase (decrease)  in long-term debt            (263)              449
     Increase in short-term debt                         20                29
                                                   ------------  -------------

                                                       (243)              478
                                                  -------------  -------------


Increase (decrease) in cash and cash equivalents     (1,334)            1,809

Cash and cash equivalents, beginning of period        4,299             1,283
                                                  -------------   -------------

Cash and cash equivalents, end of period          $   2,965        $    3,092
                                                  =============   =============

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

        The results of operations for the nine months ended September 30, 1998, are not necessarily indicative of the results to be expected for the full year. A more detailed discussion of the Company's financial position is described in the Company's Form 10-K for the year ended December 31, 1997.

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

        As of October 30, 1998, John B. Anderson (Anderson), the Company's controlling stockholder and former Chairman of the Board of Directors of the Company, and entities owned or controlled by him (Anderson Entities) own approximately 67.2% of the outstanding shares of common stock of the Company which is pledged to the FDIC.

        On November 26, 1997, the Company entered into a Loan Purchase Agreement (the Note Sale Agreement) with Anderson, as Trustee, of the John J. Anderson Family Trust. The Note Sale Agreement is more fully described in the Company's Form 10-K for the year ended December 31, 1997.

        On March 31, 1998, the United States District Court, District of Nevada ordered that the Note Sale Agreement be rescinded and all parties return any of the assets transferred.

        As a result of the foregoing Order, the Company has recorded a loss of approximately $162,500 in the accompanying Consolidated Condensed Statement of Income (Loss) for the nine months ended September 30, 1998.

                 DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS




3.         Related party transactions (continued):

        In June 1998, Baby Grand Corporation (BGC), an entity controlled by Anderson, filed a petition under Chapter 7 of the Bankruptcy Code with the Bankruptcy Court in Las Vegas, Nevada. The trustee is inventorying the assets of BGC, and the ultimate outcome of the proceeding is not known at this time. The Company has reduced the carrying value of the BGC note to the estimated value of the security pledged. The BGC note is described in detail in the Company's Form 10-K for the year ended December 31, 1997. See Item 1. "Business - Other Activities - Certain Loans - Baby Grand Corp."

        The Company is informed that the FDIC is attempting to foreclose and resell the remaining collateral it holds, which includes the common stock of the Company owned by Anderson. The Company believes that the FDIC is required to receive the permission of the United States District Court before it may resell the collateral. The Company has submitted an offer to purchase the 3,000,000 shares of the Company held by the FDIC as collateral when and if it forecloses.

4.         Contingencies:

        (a) As of September 30, 1998, there were no material legal proceedings pending against the Company. However, see footnote 3 and item b. below regarding legal proceedings, not involving the Company, that may have a material adverse effect on the Company.

        (b) Anderson, Edith Anderson (Anderson's wife), Cedar Development Co., J.A. Inc., and J.B.A. Investments, Inc. (collectively the Anderson Parties) are involved in litigation (the Anderson Litigation) with the Federal Deposit Insurance Corporation (the
               FDIC). The Anderson Litigation is more fully described in the Company's Form 10-K for the year ended December 31, 1997.

        (c) SHF was advised of possible contamination on two sites at Sam Hamburg Farm, a storage facility for diesel fuels and an old airstrip which had been used for the loading and fueling of aircraft applying agricultural chemicals to the surrounding farm lands. The Company completed the cleanup relating to the diesel storage tanks at a cost of approximately $100,000 in 1996.

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

               Because of the ongoing testing, the State has not imposed a disposal date upon the Company. Cost of disposal is estimated at $100 per cubic yard or approximately $500,000. However, if on-site remediation can be achieved, it is estimated that the cost will be between $90,000 and $115,000. The Company is unable to predict when the ongoing testing will be complete or what the outcome of these tests will be. As of September 30, 1998, the Company has paid approximately $500,000, including the $100,000 expended for the diesel storage tank, and accrued an estimated $174,000 relating to the balance of the clean-up of the contaminated earth. That estimate could change as the remediation work takes place.

        (d) Company has received a notice from the California State Board of Equalization (SBE) that one of the Company's subsidiaries owes California taxes of approximately $183,000 and interest of $167,000 resulting from the foreclosure sale of certain real property, owned by the subsidiary, in San Diego, California. The issue is the Company's accounting of the foreclosure gain in 1988. The Company has filed a petition for rehearing with the SBE and is currently awaiting its decision.

5. Loss per common share:

        Loss per common share has been computed by dividing the net loss, plus the accrued dividends applicable to the Series B Preferred stock ($54,000), for the nine months ended September 30, 1998 and 1997 by the number of shares outstanding (6,375,096) as of September 30, 1998 and 1997. Dividends on non-convertible preferred stock, Series B, are deducted from income or added to the loss applicable to common shares. Dividends on the Company's Series B Preferred stock have not been paid since the first quarter of 1982. The Company is in arrears on such dividends in the amount of approximately $1,227,000 as of September 30, 1998.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
-----------------------------------------------------------

        Certain information included herein contains statements that are forward-looking, such as anticipated liquidity requirements for the coming fiscal year, anticipated sources of liquidity for the coming fiscal year, and potential changes in control of the Company. Such forward-looking information involves important risks and uncertainties that could significantly affect the Company's financial condition and future results of operations, and, accordingly, such future financial condition and results of operations may differ from those expressed in any forward- looking statements made herein. These risks and uncertainties include, but are not limited to, those risks relating to actual costs necessary to clean-up certain real property chemical contamination, real estate market conditions and general economic conditions, the abilities of certain third parties to obtain financing and otherwise perform under real estate purchase agreements, and the outcome of certain litigation and other risks. The Company cautions readers not to place undue reliance on any such forward-looking statements, and, such statements speak only as of the date made.

OVERVIEW

        The Company's operating results for the quarter ended September 30, 1998 were adversely affected by the following:

       1. The slow upper-end real estate market in Sacramento County, California. During the quarter ended September 30, 1998, the Company sold only 1 lot at the Fairways. However, this was a resale of a lot acquired by foreclosure.

     2. Murieta Investors, the Company that purchased 6 lots at the Fairways, has 4 residential housing units in various stages of completion. It is anticipated that these units will be completed and sold during the fourth quarter of 1998 and the first quarter of 1999. Completion of these units has taken longer than previously estimated due to a shortage of trades people in the construction industry in the Sacramento, CA area. If the units are sold, of which there can be no assurance, the Company would receive the success payments as provided for in the Agreement between Murieta Investors and the Company. The Agreement defines the success payment as 20% of the gross sales price of each residential dwelling sold less $50,000 per unit previously paid.

        3. A significant decrease in drying revenue at the rice drying facility. An abnormally wet spring during 1998, delayed or canceled planting the rice crop, which reduced the availability of rice to be dried at the Company's facility. As there was no rice for the Company to dry, the Company agreed to dry and store white taco corn. It cannot be determined at this time, the expected revenue from this operation since drying corn is a new operation for the Company and the Company charges different rates for drying rice and corn. The revenue for drying corn will be determined when drying is completed by December 1998.

        4. A decrease in revenue of overage income at the storage facility. Overage income, which is generated by the sale of paddy rice remaining in the warehouse after all commitments have been shipped, will be down by approximately $23,000 because of no rice being dried and stored in 1998.

        5. A write down of $100,000 in the investment in the Solano County Option due to the reduction in the Company's estimate of the value of the property.

       The Company is waiting for the ruling from the California State Board of Equalization regarding the amount of Franchise Tax, if any, that may be due as a result of the foreclosure sale of certain real property in San Diego, California in 1988.

        The Company has addressed the possible exposures related to the impact on its computer systems of the Year 2000. Key financial information and operational systems have been addressed. It has been determined that accounting software and computer controlled systems at the rice drying facility is Year 2000 compliant.

        The Company has no present intentions to pay dividends on either its common or preferred stock.


OPERATING RESULTS

Three months ended September 30, 1998 vs. the three months ended
September 30, 1997

Real Estate

        The decrease in revenues from the sale of real estate for the three months ended September 30, 1998 when compared to the three months ended September 30, 1997 is due primarily to the sale of the White Ranch and the 57 residential lots in North Las Vegas in 1997. During the three months ended September 30, 1998 the Company sold only one lot.

        Net rental income from agricultural properties for the three months ended September 30, 1998 decreased by approximately $109,000. This decrease was all due to the sale of the White Ranch in 1997 and no corresponding rental income in 1998.

Agricultural

        Rice drying and storage revenues from the rice drying operations for the three months ended September 30, 1998 decreased by approximately $284,000 when compared with the three months ended September 30, 1997. This was due to adverse spring weather which delayed or canceled planting the rice crop, reducing the availability of rice to be dried. As there was not sufficient rice to be dried, the Company decided to dry white taco corn which is not as profitable as drying rice. In addition, overage income from rice storage has been realized during this period in 1997 but will be recognized in the fourth quarter of 1998. The amount of overage income for 1998 is expected to be approximately 30% less than in 1997.


General

        When compared with the three months ended September 30, 1997, operating expenses decreased by approximately $374,000 during the three months ended
September 30, 1998. This decrease consisted primarily of a decrease in administrative expenses of ($109,000), a decrease in Real Estate Operations of ($5,000), offset by an increase in depreciation of ($16,000). The Solano Option was written down by $100,000 in 1998 and $400,000 in 1997 to its estimated fair value of $544,000.

        Interest expense for the three months ended September 30, 1998, increased by approximately $38,000 when compared with the three months ended September 30, 1997. The increase consisted primarily of an increase in interest expense relating to the new rice dryer financing offset by a reduction in interest expense related to the Beal Bank loan.

Nine months ended September 30, 1998 vs.the nine months ended
September 30, 1997.

Real Estate

        The decrease in revenues from the sale of real estate and the decrease in cost of real estate sold for the nine months ended September 30, 1998, compared with the nine months ended September 30, 1997, resulted from the sale of the White Ranch and the 57 residential lots in North Las Vegas during this period in 1997.

        Net rental income from agricultural properties decreased due to the sale of the White Ranch in 1997.

Agricultural

        The loss from the rice drying and storage operations for the nine months ended September 30, 1998 increased by $244,000 when compared with the nine months ended September 30, 1997. 1997 includes $144,000 of rice overage income whereas in 1998 the rice overage income of $120,000 will be reported in the fourth quarter, therefore the real difference is $56,000. This was due primarily to the switch from rice to corn drying and storage, which is not as profitable as drying rice. This switch was caused by adverse spring conditions which adversly impacted the rice crop.

General

        When compared with the nine months ended September 30, 1997, operating expenses decreased by approximately $590,000. The decrease consisted of a reduction of corporate costs of $212,000, a decrease in real estate operations of $22,000, and bad debt expense of $100,000. The Solano Option was written down by $100,000 in 1998 and $400,000 in 1997 to its then estimated fair value. The decrease in corporate costs resulted from the company relocating the corporate office from Las Vegas, NV to Sacramento, CA, plus a decrease in officer's salaries. Depreciation expense increased due to the new rice drying facility.

Other charges increased by approximately $181,000 when compared with the nine months ended September 30, 1997. The increase was primarily due to bad debt expense relating to the unwinding of the Note Sale Agreement with the John J. Anderson Family Trust and net securities losses.

LIQUIDITY AND CAPITAL RESOURCES

        During the nine months ended September 30, 1998, cash, cash equivalents and marketable securities decreased by $1,182,000 from $4,972,000 at December 31, 1997, to $3,790,000 at September 30, 1998. The most significant uses of cash during the nine months ended September 30, 1998, consisted of cash used in operating activities ($832,000) payments on long-term and short-term debt ($243,000) and an increase in investments of $52,000.

        The Company believes that its primary requirements for liquidity in the coming fiscal year will be to fund ongoing expenses at The Fairways, which include, among other things, association dues, water and sewer fees, advertising and property taxes; to fund the required payments on the note to Beal Bank; to fund the required payments due on the rice dryer financing; to fund costs that may be incurred relating to the toxic clean-up at Sam Hamburg Farm; to fund any tax payment that may be due to the California Franchise Tax Board; and to fund general and administrative expenses. In addition, the Company may be required to fund certain costs relating to a possible stockholder meeting.

        The Company believes that sources of required liquidity will be cash generated from the rice drying and storage facilities, anticipated lot sales at The Fairways, collection of notes receivable and Success Payments related to the venture with Murieta Investors and the cash available at September 30, 1998. Based on known commitments, the Company believes that the sources of cash described and the cash available at September 30, 1998 will be adequate to fund known liquidity requirements.

                      PART II - OTHER INFORMATION

ITEM 1.  Legal Proceeding

        None, except for the discussion contained in footnote 3 in Notes to Consolidated Condensed Financial Statements.

ITEM 2.  Changes in Securities

        Not applicable.

ITEM 3.  Default Upon Senior Securities

        Dividends in arrears. See Note 5 of Notes to Consolidated Condensed Financial Statements

ITEM 4.  Submission of Matters to a Vote of Security Holders

        Not applicable

ITEM 5. OTHER INFORMATION

        None

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



                                                   DUNES HOTELS AND CASINOS INC.
                                                                 Registrant



Date: November 5, 1998                         By:   /s/ EDWARD PASQUALE
------------------------                            --------------------------
                                                    Edward Pasquale, President


                                               By:  /s/ MARVIN P. JOHNSON
                                                    -------------------------
                                                    Marvin P. Johnson
                                                    Chief Accounting Officer