Form 10KSB
period 1998-12-31
DUNES HOTELS & CASINOS INC
filed 1999-03-30
CIK 24004

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C., 20549
                                   FORM 10-KSB
(Mark One)
  X Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1998 or Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File No. 1-4385

                          DUNES HOTELS AND CASINOS INC.
             (Exact name of registrant as specified in its charter)


                      NEW YORK                         11-1687244
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
  incorporation or organization)

4600 Northgate Boulevard, Suite 130, Sacramento, California            95834
      (Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code             (916) 929 2295

Securities Registered Pursuant to Section 12(b) of the Act:

      Title of each class                        Name of each exchange
          NONE                                   on which registered
                                                  NONE

Securities Registered Pursuant to Section 12(g) of the Act:


       Common Stock, $.50 par value           Series B, $7.50 Cumulative
       (Title of class)                       Preferred Stock, $.50 par value
                                              (Title of class)

     Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.             YES X         NO


     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB
or any amendment to this Form 10-KSB.         (X)


State issuer's revenues for its most recent fiscal year:  $1,033,000

         The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant (2,094,340 common shares) computed by reference to the price at March 11, 1999 ($.2600 per share) was approximately $544,528. No market value is assigned to the Series B preferred stock. See "Item
5. Market for Registrant's Common Equity and Related Matters".

The number of shares of common stock outstanding as of March 11, 1999 was 6,375,096.
               Documents Incorporated by Reference Not Applicable

This document consists of -- pages with exhibits, -- pages without exhibits.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

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

         The Company, through its subsidiaries, operates in two principal business segments: real estate (development and sale of residential lots and rental of agricultural land), and agriculture (drying and storing grain). See
Note 13 of Notes to Consolidated Financial Statements for information relating to industry segments and class of services.

         The  Company's  real  estate  segment   develops  and  sells  completed
residential lots primarily to builders of custom homes and to the general public located in and around the greater Sacramento, California area.

         The agricultural segment dries harvested grain over a two-month period (approximately September 15 to November 15) and stores, for a fee, the dried grain until it is removed by the owner. The Company dries and stores grain principally for one customer under a five-year contract which commenced in 1998. This contract accounts for approximately 98% of the grain drying and storage revenue. If the Company were to lose this customer, it would have a material adverse effect on the Company's agricultural segment. In September 1997, the Company completed construction of a new grain drying facility adjacent to its grain storage facility. See "Item 1. Business - Agricultural Segment - Grain Storage and Drying Facilities."

REAL ESTATE SEGMENT:

THE FAIRWAYS

         The Company, through SHF, developed approximately 50 acres of real property as a residential planned unit development known as "The Fairways" in Rancho Murieta, California. Rancho Murieta is a 3,500- acre master planned unit development located approximately 25 miles from Sacramento, California. Rancho Murieta consists primarily of single family homes, town houses, commercial property and two 18-hole championship golf courses, including country club facilities. The Fairways, located within the boundaries of one of the golf courses at Rancho Murieta, was subdivided into 110 single family estate lots. As of March 11, 1999, 45 lots remain unsold.

         In connection with its development of The Fairways, SHF was required to construct certain improvements that benefited not only The Fairways, but other properties that lay outside of the boundaries of The Fairways (the Benefited Properties). The net cost of the improvements to the Benefited Properties was $1,140,900 and SHF will be reimbursed for these costs as the Benefited Properties are developed. SHF's right to reimbursement will expire in September 2115. The Company is unable to predict what amount, if any, will be received as reimbursement. The rights to reimbursement are personal to SHF and do not run with The Fairway's property unless assigned by SHF.

         In 1995, the Company, along with Continental, MRI and SHF entered into a Settlement Agreement with the Resolution Trust Corporation ("RTC") in connection with an obligation due to San Antonio Savings Association (SASA Obligation"). As part of the Settlement Agreement with the RTC, the Company agreed to pay the RTC $2,710,000 in the form of a promissory note (the "RTC Promissory Note"). The RTC Promissory Note bears interest at an annual rate of 1% over prime rate, adjustable on a semi-annual basis. The RTC Promissory Note requires monthly payments of interest only and is due December 6, 2000. Further, as part of the Settlement Agreement with the RTC, all of the unsold lots in The Fairways are encumbered by a deed of trust in favor of the RTC. The deed of trust requires a $40,000 payment for the release of each encumbered lot. The RTC Promissory Note was subsequently sold by the RTC to Beal Bank in 1996.

         In October 1996, the Company and Murieta Investors, LLC, (MI) signed a Purchase and Option Agreement which provides that MI will purchase from the Company 6 lots at The Fairways at $40,000 per lot plus payment of the park fees applicable to the lots purchased. In addition, the Company may receive contingent consideration equal to 20% of the gross sales price of each residential dwelling sold less $40,000 (a "Success Payment").

         The agreement also provided for MI to have an option to acquire 36 additional lots at various prices. Due to delays in obtaining plans and permits MI did not exercise any of its options. In 1998 the Purchase and Option Agreement was amended whereby the Company granted to MI new options to acquire 34 lots. The options are exercisable starting December 1, 1998 (6 lots) and every six months thereafter (4 lots each). If two consecutive options are not exercised then the remaining options are terminated. The sales price under the option is $50,000 per lot plus reimbursement of park fees paid to Rancho Murieta Association and 20% of the lesser of (i) gross sale price or (ii) the basic sales price as defined in the purchase and option agreement dated October 7, 1996, less $50,000. To date, MI did not exercise the first option due December 1, 1998.

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

         The Company has been advised that the farm contains approximately 5,000 cubic yards of contaminated earth. The Company, through its chemical and toxic clean-up consultant, has been working with the California State Environmental Protection Agency, in seeking alternate means to the disposal in toxic dump sites of chemical and toxics-laden soil.

         Because of the ongoing testing, the State has not imposed a disposal date upon the Company. Cost of disposal is estimated at $100 per cubic yard or approximately $500,000. However, if on-site remediation can be achieved, it is estimated that the cost will be between $90,000 and $115,000. The Company is unable to predict when the ongoing testing will be completed or what the outcome of these tests will be. Accordingly, the estimates could materially change as the testing and remediation work continues, which could be as early as 1999.

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

         In December 1998, the Company entered into an agreement with the option grantor to sell its rights under the option agreement for $533,333. The agreement provides for a 120 day escrow and the reacquisition price is to be paid $500,000 in cash at closing and a $33,333 note. Closing occurred on March 2, 1999 and the Company has received its consideration.

AGRICULTURAL SEGMENT:

GRAIN STORAGE AND DRYING FACILITIES

         Since 1990 SHF owns a grain storage facility (the "Storage Facility") located in Yolo County, California. The Storage Facility generally stores, for a fee, grains owned principally by Adam's Grain Company.
The Storage Facility can store approximately 34,000 tons of grain.

         In 1997 the Company entered into a financing lease agreement for its drying facility which is adjacent to the Storage Facility. The lease is for five years commencing March 1998, the monthly rental is $25,122 and the Company can buy the drying facility for $1 at the end of the lease. The lease is collateralized by the drying facility, a deed of trust on certain parcels of property including the parcel on which the Storage Facility is located and the guarantees of MRI and the Company. Before the Guarantors are liable for any deficiency, the leasing company must first proceed against the drying facility and the additional collateral.

OTHER ACTIVITIES:

CERTAIN LOANS

         From time to time the Company has entered into certain transactions and has made loans to various Anderson Entities, Anderson Related Entities, Directors and Executive Officers of the Company and other unrelated third parties. All loans to related parties were approved by the Company's Audit Committee. See Item 3. Legal Proceedings and Item 12. Certain Relationships and Related Transactions.

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

AGRICULTURAL SEGMENT:

         With respect to the Company's grain drying and storage operations, the Company competes with other grain drying and storage companies in Northern California. The grain drying operation is seasonal and runs from approximately September 15 to November 15.The storage facility, depending on the types of grain being stored, operates on a year around basis. The drying and storage operations are impacted by the number of acres grown, the yield per acre, weather conditions and government programs. Because the Company dries and stores grain for principally one customer, the loss of that customer could have a material adverse effect on the grain drying and storage operation.

SALES AND MARKETING

         The Company employs a sales consultant for the sale of its residential lots at the Fairways, although sales by independent real estate brokers are also encouraged. The residential lots are marketed primarily by means of media advertising, customer referrals and realtor contacts. Selling prices are set based on the local market conditions and competitive factors. The agricultural properties are marketed to farmers in the surrounding area where the agricultural property is located. The grain drying and storage operation is marketed to principally one customer.

REGULATION

         The Company must comply with various federal, state and local zoning, building, pollution, environmental, health, and advertising ordinances, rules and regulations, including regulations relating to specific building materials to be used, building design, minimum elevations of properties and emissions from the grain drying and storage facilities.

EMPLOYEES

         At March 11, 1999, the Company had 6 employees. None of the Company's employees are covered by collective bargaining agreements. The Company believes its employee relations to be satisfactory.

ITEM 2.  DESCRIPTION OF PROPERTY

REAL ESTATE SEGMENT:

The Fairways

         The Fairways is comprised of approximately 50 acres of land which has been developed into 110 single family estate lots. It is located in Rancho Murieta, California, adjacent to Highway 16, approximately 25 miles southeast of Sacramento. The land is encumbered by bonds in the approximate amount of $140,000, which is the pro rata share of a bonded indebtedness incurred that enabled the Rancho Murieta Community Services District to acquire the water and sewer facilities that serve the community of Rancho Murieta, which includes the Fairways. The bonded indebtedness will be assumed, pro rata, by the individual lot buyers. As part of the settlement of the RTC Obligation, the Company signed a note in favor of the RTC in the original principal amount of $2,710,000. The note is collateralized by, among other things, a deed of trust on the lots at The Fairways. The deed of trust requires a $40,000 payment for the release of each of the encumbered lots. See "Item 1. Business -- Real Estate Segment -- The Fairways."

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

AGRICULTURAL SEGMENT:

Grain Storage and Drying Facility

         The storage and drying facilities are located in Yolo County, California, approximately 15 miles west of the city of Sacramento. The storage facility can store approximately 34,000 tons of grain. The drying facility can dry approximately 165,000 pounds of grain in a 24 hour period. The drying facility dries enough grain to fill approximately one-half of the storage facility. See "Item 1. Business -- Agricultural Segment -- Grain Storage and Drying Facilities."

EXECUTIVE OFFICES:

     The Company's executive office is located in an office building in Sacramento, California. The executive offices are 1,353 square feet and are leased under terms of a lease agreement expiring June 30, 2001. The Company believes that the executive office is suitable for its needs.

ITEM 3.  LEGAL PROCEEDINGS

     Federal Deposit Insurance Corporation, et al. v. John B. Anderson et al., United States District Court, District of Nevada, Case No. CV-S-95-00679-PMP
(LRL), instituted on July 14, 1995. John B. Anderson (Anderson), Edith Anderson (Anderson's wife), Cedar Development Co. (Cedar), J.A Inc (JA), J.B.A. Investments Inc, (JBA and, collectively with Anderson, his wife, Cedar, and JA, the Anderson Parties) are involved in litigation (the Anderson Litigation) with the Federal Deposit Insurance Corporation (the FDIC). This matter is more fully described in the Company's Form 10-K for the year ended December 31, 1997, see "Item 3. Legal Proceedings - Federal Deposit Insurance Corporation, et al. v. John B. Anderson, et al."

         In July 1997 the Nevada District Court approved "a plan of disposition of collateral". A Special Master was appointed to implement the plan, which includes among other things, the FDIC Pledged Shares and the common stock of BGC which owns the BGC Pledged Shares. The Special Master was to accept bids until November 13, 1997 and make his recommendation to the court. To date, the Special Master has not reported his recommendations to the court and the Company has not been advised of any FDIC sale of security interests it holds in the FDIC Pledged Shares.

         The Company submitted a bid for the 3,000,000 FDIC Pledged Shares. Under certain circumstances, the sale of the FDIC Pledged Shares and the BGC Pledged Shares within a three year period may result in a change of ownership of more than fifty percent of the Company which may result in a material reduction of the amount of net operating loss carry forward (NOL). (Note 12).

         Until December 11, 1997, Anderson was the President and Chairman of the Board of the Company and Chairman of the Board of various subsidiaries of the Company. Prior to the events described herein, Anderson, through his ownership of Cedar, the parent of Baby Grand Corp. (BGC) and JBA, owned approximately 4,280,756 shares or 67.2% of the Company's outstanding common stock (the Common Stock). Of those shares (i) 3,000,000 shares (the FDIC Pledged Shares) have been pledged as collateral in favor of entities of which the FDIC is a successor and/or assign, and (ii) 1,280,756 shares (the BGC Pledged Shares) had been pledged as collateral in favor of a subsidiary of the Company. Since 1998, the BGC Pledged Shares have been under the jurisdiction of the US Bankruptcy Court in Las Vegas, since BGC filed a petition under Chapter 7.

         On or about December 16, 1997, the Nevada District Court issued an order in the Anderson Litigation declaring that the FDIC has the right to act by written consent with respect to Cedar, BGC, JBA and JA. Because of the Nevada District Court's order, the FDIC has the power to exercise voting rights with respect to the FDIC Pledged Shares, which represent 47.1% of the outstanding Common Stock. Because the FDIC is able to exercise voting rights with respect to the FDIC Pledged Shares, the FDIC could exercise substantial influence with respect to the election of the entire Board of Directors of the Company and all matters submitted to stockholders. The FDIC is able to significantly influence the direction and future operations of the Company, including decisions regarding future financing (which could involve the issuance of additional Common Stock or other securities) and decisions regarding the day-to-day operations of the Company's real estate and agricultural operations. If it is ultimately determined that the FDIC has authority to exercise voting rights with respect to the BGC Pledged Shares, then the FDIC would have the power to vote 67.2% of the outstanding Common Stock of the Company. In such event, the FDIC would be able to control, rather than only significantly influence, the election of the entire Board of Directors of the Company and all other matters submitted to stockholders.

         In response to the FDIC's demand to hold a special meeting of the stockholders, the Company indicated that it is willing to discuss the procedures and effects of a stockholder meeting with the FDIC, but pending further information from the FDIC, the Company was deferring the formal setting of the meeting date and record date for voting purposes. The FDIC has not yet responded to the Company as to such further information.

         On March 12, 1998, the Nevada District Court approved the FDIC's request for a 120 day extension under it's Plan of Liquidation, as to any disposition of the FDIC pledged shares. To date the Company has not been advised that the FDIC has liquidated the collateral nor reported to the court.

         Regardless of what action, if any, the FDIC should determine to take with respect to the Company, if there is a change of more than 50% of the ownership of the outstanding Common Stock, there may be a change of ownership of the Company for purposes of the Internal Revenue Code of 1986, as amended (the
Code).  At December 31, 1998, the Company has a net operating loss carry forward
(NOL) of approximately $52,542,000. The Board of Directors believes that this NOL represents a valuable asset to the Company which may or may not be used in future years. It is unclear whether or not the events described herein have resulted in a change of ownership under the Code. If the FDIC or a third-party purchaser obtains the power to vote the BGC Pledged Shares in addition to the FDIC Pledged Shares, there would be a change in ownership under the Code. It is possible that the Internal Revenue Service will take the position that the events within a three-year period, taken together with the events described above, have already resulted in a change in ownership under the Code. If there is a change of ownership under the Code, the value of the Company's NOL would be materially adversely reduced or eliminated. There can be no assurance that a change of ownership will not occur or has not already occurred.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

         No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise. No matter has been submitted to a vote of security holders since December 19, 1984.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The principal United States market in which the Company's common stock is traded is the over-the-counter market. There is no established public trading market for the Company's Series B preferred stock. Neither the Company's common stock nor the Company's preferred stock is listed for trading on an exchange.

         The following table sets forth for the periods indicated the range of the high and low bid quotations for the Company's common stock as quoted on the OTC Bulletin Board. The reported bid quotations reflect inter-dealer prices, without retail markup, markdown or commissions, and may not necessarily represent actual transactions.

         1998                       HIGH                               LOW
         ----                       ----                               ---
         1st Quarter                .44                                .25
         2nd Quarter                .37                                .28
         3rd Quarter                .32                                .15
         4th Quarter                .19                                .14


         1997                       HIGH                               LOW
         ----                       ----                               ---
         1st Quarter                .19                                .16
         2nd Quarter                .25                                .16
         3rd Quarter                .34                                .25
         4th Quarter                .50                                .25

         At December 31, 1998, the Company's transfer agent reported that there were approximately 1,810 holders of record of the Company's common stock, and approximately 754 holders of record of the Company's Series B $7.50 cumulative, voting and non-convertible Preferred Stock with a liquidating value of $125 per share.

         Dividends on the Company's common stock have not been paid since the second quarter of 1979. Dividends on the Company's Series B preferred stock have not been paid since the first quarter of 1982. The Company is in arrears on such dividends in the amount of approximately $1,245,000 as of December 31, 1998. The Company has no present intention to pay dividends on either its common or preferred shares.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATION

         The Consolidated Financial Statements and Notes thereto are an integral part of this report, including this Item 6, and are incorporated herein by this reference and should be read in conjunction herewith.

         Certain information included herein contains statements that are forward-looking, such as anticipated liquidity requirements for the coming fiscal year, anticipated sources of liquidity for the coming fiscal year, the impact of anticipated asset sales, and potential changes in control of the Company. Such forward-looking information involves important risks and uncertainties that could significantly affect the Company's financial condition and future results of operations, and, accordingly, such future financial condition and results of operations may differ from those expressed in any forward-looking statements made herein. These risks and uncertainties include, but are not limited to, those risks relating to actual costs necessary to clean-up certain real property chemical contamination, real estate market conditions and general economic conditions, the abilities of certain third parties to obtain financing and otherwise perform under real estate purchase agreements, and the outcome of certain litigation and other risks. The Company cautions readers not to place undue reliance on any such forward-looking statements, and, such statements speak only as of the date made.

YEAR 2000 ISSUE

         The Company has addressed the possible exposures related to the impact on its computer systems of the Year 2000. Key financial information and operational systems have been assessed. It has been determined that accounting software and computer controlled systems at the grain drying facility built in 1997 are Year 2000 compliant.

OVERVIEW

REAL ESTATE

FAIRWAYS

Pursuant to a 1998 amendment to the Purchase and Option Agreement between the Company and Murieta Investors, LLC (MI) the Company has granted to MI an option to purchase 34 of the remaining 45 lots at the Fairways. The lots covered by the option are subject to prior sale by the Company. The options are exercisable starting December 1, 1998 (6 lots) and every six months thereafter ( 4 lots each). In addition, if 2 consecutive options are not exercised then the remaining options are terminated. MI did not exercise the December 1, 1998 option. The sales price under the option is the greater of $50,000 per lot or 20% of the gross sales price of residential dwelling sold.

In December 1996 the Company sold 6 lots to MI for the greater of $40,000 per lot or 20% of the gross sales price of the residential dwelling. To date MI has constructed 4 dwelling units (1 is in escrow) and has not started any construction on the remaining 2 lots.

SOLANO COUNTY OPTION

In December 1998, the Company entered into an agreement to sell the option. Escrow closed in March 1999.

OTHER

In July 1997 the Company sold the remaining 57 residential lots in North Las Vegas, Nevada and the White Ranch located in the Tulare County, California.

AGRICULTURAL

The Company operates a grain drying and storage facility. The drying facility is financed by a 5 year lease which commenced in March 1998. At the end of the lease the Company will obtain title to the drying facility.

PRINCIPAL SHAREHOLDER

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

OPERATING RESULTS

Net loss for the year ended December 31, 1998 increased by approximately $352,000 when compared with the year ended December 31,1997. This was due to a number of factors including:

         (1) A decrease in profit from the sale of real estate primarily due to the sale of the White Ranch and the sale of the 57 residential lots in North Las Vegas, Nevada and
         (2) A decrease in rental income-agricultural properties due to the sale of the White Ranch. (3) A decrease in drying and storage revenues.
         (4) An increase in bad debt expense relating to the rescinding of the note sale agreement with the John J. Anderson Family Trust.

1998 vs. 1997

Real estate

         The major decrease in real estate revenues and profits in 1998 was due to the 1997 sale of the White Ranch and the 57 residential lots in North Las Vegas, Nevada. Sales at The Fairways continue to be slow.

     Net rental income from agricultural properties decreased in 1998 when compared with 1997 due primarily to the sale of the White Ranch.

Agricultural

         Grain drying and storage profits in 1998 decreased by approximately $330,000 when compared with 1997. The decrease is primarily due to a decrease in drying revenue. An abnormally wet spring due to El Nino during 1998 delayed or cancelled planting the rice crop which reduced the availability of rice to be dried at the Company's facility. Because there was no rice for the Company to dry, the Company agreed to dry white taco corn for which the Company receives less per pound revenues than rice. Drying revenue in 1998 was $77,100 compared to $277,300 in 1997.

General

         Selling, administrative and general expenses in total decreased approximately $290,000. This was due primarily to the following decreases in salaried and related cost of $143,000 due to the decrease in personnel; in legal fees $56,000 due to the decrease in litigation during 1998, during 1997 the Company was involved in substantial litigation relating to litigation between John B. Anderson and the FDIC; in officers travel of $57,000; in officers and directors liability insurance of $20,000; and in office expense of $12,000 due to the relocation to Sacramento, CA.

         Interest income decreased because of principal collections on various notes receivable. Interest expense decreased because of principal payments through the sale of the lots at The Fairways made to Beal Bank, the purchaser of the RTC Settlement Note. The decrease in interest expense was partially offset by interest expense applicable to the drying facility financing.

LIQUIDITY AND CAPITAL RESOURCES

         During the year ended December 31, 1998, cash, cash equivalents and marketable securities decreased by $1,024,000 from $4,972,000 at December 31, 1997 to $3,948,000 at December 31, 1998. The most significant uses of cash in 1998 consisted of operation ($578,000), payments on long-term debt ($397,000), loans made to others ($145,000), payments on short-term debt ($101,000), and cash paid for other investments. The most significant sources of cash in 1998 were the collection of loans made to others ($224,000) and proceeds from short-term debt,

         The Company believes that its primary requirements for liquidity in the coming fiscal year will be to fund ongoing expenses at The Fairways, which include, among other things, association dues, water and sewer fees and property taxes; to fund the required payments due on the note to Beal Bank; to fund the required payments due on the grain dryer financing; to fund costs that may be incurred relating to the toxic clean-up at Sam Hamburg Farm; to fund any tax payments that may be due to the California Franchise Tax Board; and to fund general and administrative expenses. In addition the Company may be required to fund certain costs relating to a possible stockholder meeting.

         The Company believes that sources of required liquidity will be cash generated from the grain drying and storage facilities, anticipated lot sales at The Fairways, collection of notes receivable resulting from sales at The Fairways, Success Payments related to the venture with MI. Based on known commitments, the Company believes that the sources of cash described and the cash available at December 31, 1998, will be adequate to fund known liquidity requirements. However, if the sources of required liquidity and the cash available at December 31, 1998 prove to be insufficient to cover the Company's primary liquidity requirements, it will be necessary to sell some of the Company's non-income producing assets.

ITEM 7.  FINANCIAL STATEMENTS

     The Consolidated Financial Statements of Dunes Hotels and Casinos Inc. are located at pages F-1 to F-22 attached to the end of this annual report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The By-laws of the Company provide that the number of directors constituting the entire board shall be twelve. Directors are elected at each annual meeting of shareholders to hold office until the next annual meeting and until a successor has been elected and qualified. The Company has not held an annual meeting of stockholders since December 19, 1984. However, see "Item 3. Legal Proceedings - Federal Deposit Insurance Corporation et al. v. John B. Anderson et al." regarding a possible stockholders meeting. Of the nine directors elected at the December 19, 1984 annual meeting of shareholders, three have resigned, and only two of such vacancies thereby created have been filled; however, one such appointee died. As a result, the number of directors currently serving is seven.

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

         John B. Anderson, 56, is and has been since May 1984, a director of the Company and until December 11, 1997, served as the Company's chairman of the board and president. On March 10, 1992, BGC (an Anderson Entity) filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Nevada. On November 10, 1992, the United States Bankruptcy Court confirmed and approved BGC's plan of reorganization which became effective December 1, 1992. On December 20, 1994, the Chapter 11 case was closed. On April 6, 1992, Maxim Development Co. (an Anderson Entity) filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Eastern District of California, which bankruptcy was subsequently dismissed on March 12, 1993.

     Brent L. Bowen, 70, is and has been a director, officer and member of the audit committee of the Company; and a director and officer of certain of the Company's subsidiaries since December 1984. Mr. Bowen was employed by Anderson Farms (an Anderson Entity) from 1981 to 1995 as a business and financial analyst. Mr. Bowen became an employee of MRI in 1995. Mr. Bowen has experience in the hotel/casino, farming, real estate, home-building, rice mill, commodities and banking industries. Mr. Bowen retired from the Company in 1998.

             Andrew Marincovich, 77, is and has been since August 1978, a director and member of the Audit Committee of the Company. He is, and has been since July 1983, Chairman of the Audit Committee. He is President and Executive Officer of Marincovich & Company, a certified public accounting firm in Rancho Palos Verdes, California. He is a Certified Public Accountant, licensed to practice in California.

         Donald J. O'Leary, 68, was elected to the Company's Board of Directors and appointed to the Company's Audit Committee on May 19, 1994. Mr. O'Leary is an attorney and is a member of the California, Virginia and District of Columbia

Bars. He is currently in private practice in California. Prior to entering private practice, Mr. O'Leary was a trial attorney for the U.S. Department of Justice and resident counsel for several large real estate companies.

         Edward Pasquale, 55, is and has been a director and officer of the Company since December 1984; and was a director and officer of certain of the Company's subsidiaries from December 1984 until September 1988. On January 27, 1998, he was elected president and a director of certain of the Company's subsidiaries. On December 11, 1997, Mr. Pasquale was elected president of the Company. Mr. Pasquale has been a member of the Company's audit committee since May 19, 1994. He is presently, and has been since September 1983, self-employed as a financial consultant, with emphasis in litigation support services, bankruptcy proceedings, and corporate reorganization. He is a Certified Public Accountant, licensed to practice in the States of California and Nevada.

         Wayne O. Pearson, 68, is and has been since August 1978, a director and member of the Audit Committee of the Company. From March 1975 to May 1993, he was a marketing analyst for R&R Advertising Agency, Las Vegas, Nevada; and since January 1970, sole proprietor, Wayne Pearson Consulting, Las Vegas, Nevada, a business and public opinion research company.

         Erik J. Tallstrom, 52, is and has been a director of the Company since December 1984. Prior to 1985, he was self-employed as a certified public accountant, and was a financial consultant to Anderson. From November 1985 to December, 1996 he was a business partner with Anderson in several real estate developments, including Rancho Murieta in California. Currently, Mr. Tallstrom acts as a consultant to various real estate companies and is a part owner of a tile manufacturing company.

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

         Compliance with Section 16(a) of the Exchange Act. Based solely upon a review of the Commission's Forms 3 and 4 received by the Company during the last fiscal year and upon written representations solicited by the Company, no Officer, Director, beneficial owner of more than 10% of any class of the Company's equity securities or any other person subject to Section 16 of the Exchange Act failed to file on a timely basis as disclosed in the above forms, reports required by Section 16(a) of the Exchange Act during the year ended December 31, 1998.

ITEM 10.  EXECUTIVE COMPENSATION

         The following table sets forth the annual compensation paid to Edward Pasquale, the Company's President. No other executive officer of the Company received compensation in excess of $100,000 for the year ended December 31, 1998.

                           SUMMARY COMPENSATION TABLE
                               ANNUAL COMPENSATION


        (a)                    (b)           (c)            (d)                  (e)                 (i)
                                                                             Other annual        All other
Name and prin-                                                               compensation        compensation
cipal position                Year        Salary($)         Bonus($)             ($)                 ($)
------------------            ----        ---------         --------         ----------------    ----------------

Edward Pasquale,              1998            --                --                  --             $36,862    (1)
President



          (1) All other compensation to Edward Pasquale consists of the following for 1998:

    Annual Directors fees                                         $   15,000
    Audit Committee fees                                              12,000
    Consulting fees                                                    9,862
                                                                 ------------
                                                                     $36,862

Compensation of Directors

         The Company pays each director an annual fee of $15,000 payable monthly. Directors fees due Mr. Anderson are retained by the Company and applied against amounts due the Company from entities owned or controlled by Mr. Anderson. The assignment of Mr. Anderson's directors fees will remain in effect until changed by the Board of Directors. In addition to their regular directors fees and audit committee fees, board members and audit committee members are paid up to $150 per hour for special projects considered to be outside the scope of their duties as board and audit committee members. In addition, they receive a travel allowance of $300 for each meeting attended.

         Messrs. Marincovich, Pearson, Bowen, Pasquale and O'Leary are all members of the Company's Audit Committee. Audit Committee members receive compensation of $1,000 per month plus a travel allowance of $300 for each meeting attended. For services rendered as Audit Committee members and consultants during the fiscal year 1998, Messrs. Marincovich, Pearson, O'Leary, Bowen and Pasquale were paid $13,200, $12,000, $13,350, $12,000, and $21,862 respectively.

         The Company does not have a plan, pursuant to which cash or non-cash compensation is paid or distributed, or is proposed to be paid or distributed in the future. The Company does not have any pension or other benefit plans.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The table shown below (1) contains certain information with respect to any person (including any "group" as that term is used in Section 13(d)(3) of the Exchange Act), who is known to the Company to be beneficial owner (as that term is defined in rules and regulations of the Commission under the federal securities laws) of more than 5% of the Company's common stock. No person is known to the Company to be the beneficial owner of more than 5% of the Company's Series B preferred stock.


Name and Address of                         Amount and Nature of                       Percent of Common
Beneficial Owner                            Beneficial Ownership (1)                   Stock Outstanding
-------------------------------            -------------------------                  -------------------

John B. Anderson(2)                                4,280,756                                   67.2%
P.O. Box 1410
Davis, CA  95617

Federal Deposit Insurance                          4,280,756                                   67.2%
Corporation(2)
550-17th N.W.
Washington, D.C.

         The table shown below (1) contains certain information with respect to the Company's common stock beneficially owned (as that term is defined in rules and regulations of the Commission under the federal securities laws) by all directors, and directors and executive officers of the Company as a group. No director or executive officer is known to the Company to be the beneficial owner of any of the Company's Series B preferred stock.


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

         (2) Anderson, through various entities owned or controlled by him, claims beneficial ownership of, and shared voting and shared investment power with respect to the reported shares (the Anderson Shares). These shares of common stock are subject to litigation. See Item 3. Legal Proceedings.

                  Of the Anderson Shares, approximately 3,000,000 shares are pledged in favor of the FDIC. On February 17, 1993, the Company received a copy of Securities and Exchange Commission Schedule 13D dated February 12, 1993 filed with the Commission on behalf of Eureka Bank (Eureka). Eureka's Schedule 13D reports that Eureka possesses "sole voting power" and "sole dispositive power" with respect to 3,000,000 shares of the Company's common stock. The Eureka Schedule 13D also reports that Eureka may be deemed to have acquired beneficial ownership of 4,367,643 shares of the Company's common stock which amounts to 68.5% of the class represented by said shares. In July 1993, Eureka representatives advised the Nevada Gaming Control Board that the

         FDIC had assumed management and supervision of efforts to collect Mr. Anderson's obligation under a debtor-creditor agreement dated November 30, 1988, by and between John B. Anderson, Edith Anderson and Eureka Federal Savings and Loan Association. On July 14, 1995, the FDIC filed an action in the United States District Court for the District of Nevada against Anderson, Edith Anderson, CDC, J.A. Inc. and J.B.A. Investments, Inc. The Company is not a party to the action. See "Item.3
         - Legal Proceedings" for a detailed discussion of the Anderson Parties obligation to the FDIC and the litigation relating thereto.

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

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

         In November 1997, the Company entered into a Loan Purchase Agreement with John B. Anderson, as Trustee for the John J. Anderson Family Trust. The Loan Purchase Agreement provided for the sale of a note (the BGC Note) issued by Baby Grand Corp. payable to MRI. The BGC Note, the Loan Purchase Agreement and the recession of the Agreement are described in detail in the Company's Form 10-KSB for the year ended December 31, 1998 in Note 3 of Notes to Consolidated Financial Statements. See also Item 3, Legal Proceedings.

                                     PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K


The following documents are filed as part of this report

a.  Financial Statements
PAGE

         Independent Auditors' Report                                      F-1

         Dunes Hotels and Casinos Inc. and Subsidiaries
         Consolidated Financial Statements:

         Balance Sheet as December 31, 1998                                F-2

         Statements of Operations, two years ended
         December 31, 1998                                                 F-4

         Statements of shareholders' equity, two years ended
         December 31, 1998                                                 F-6

         Statements of cash flows, two years ended December 31, 1998       F-7

         Notes to Consolidated Financial Statements, two years ended
         December 31, 1998                                                 F-9


b.       Exhibits


               1.00 Restated Certificate of Incorporation of Dunes Hotels and Casinos Inc. dated June 17, 1982, is incorporated herein by reference to Dunes Hotels and Casinos Inc. Annual Report on Form 10-K (file no. 1-4385) for the year ended December 31, 1994, Part IV, Item 14(a)(3),
                         Exhibit 3.01.

               2.00 Certificate of Amendment of Restated Certificate of Incorporation of Dunes Hotels and Casinos Inc. dated December 19, 1984, is incorporated herein by reference to Dunes Hotels and Casinos Inc. Annual Report on Form 10-K (file no. 1-4385) for the year ended December 31, 1994, Part IV, Item 14(a)(3), Exhibit 3.02.

               3.00 Revised By-laws of Dunes Hotels and Casinos Inc. dated December 1984, is incorporated herein by reference to Dunes Hotels and Casinos Inc. Annual Report on Form 10-K (file no. 1-4385) for the year ended December 31, 1994, Part IV, Item 14(a)(3), Exhibit 3.03.

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

               10.05 Promissory Note dated November 2, 1992, in the principal amount of $2,650,000 made by Baby Grand Corp. and M&R Investment Company, Inc.; Amended and Restated Pledge Agreement dated November 2, 1992, by and between Baby Grand Corp. and M&R Investment Company, Inc.; and Release of Assignment of Leases, Rents and Revenues dated November 2, 1992, by M&R Investment Company, Inc., are incorporated herein by reference to Dunes Hotels and Casinos Inc. Annual report on Form 10-K (file no. 1-43855) for the year ended December 31, 1992, Part IV, Item 14(a)(3), Exhibit 10.05. Second Settlement and Forbearance Agreement dated February 5, 1995, by and among Baby Grand Corp., M&R Investment Company, Inc. and Bank One, Arizona, NA.; and Purchase Agreement (including Option Agreement) dated February 9, 1995, by and between Baby Grand Corp. and M&R Investment Company, Inc. Current Report on Form 8-K (file no. 1-4385) dated February 9, 1995, Item 7, Exhibit Nos.
                         10.01 and 10.02.

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

               10.36 Real Estate Option Agreement dated September 27, 1996, wherein M&R Investment Company, Inc. granted an Option to MARCOR PARTNERSHIP, a general partnership, an Option to acquire M&R Investment Company, Inc.'s 66.667% interest in 2.16 acres of industrial property in Las Vegas, Nevada; Memorandum Of Option for the purpose of recordation is incorporated by reference to Dunes Hotels and Casinos Inc. Annual Report on Form 10-K (file no 1-4385) for the year ended December 31, 1996,
                         Part IV, Item 14 (a) (3), Exhibit 10.36.

               10.37     Purchase  Agreement  dated  February  27,  1997  by and
                         between Dana C. Hair ("Buyer") and Southlake Acquisition Corporation, a Nevada Corporation, and Jim Joseph, as Trustee of The Joseph Revocable Trust, each as to an undivided 2 interest wherein Buyer agrees to buy the property, more commonly known as The White Ranch for $6,000,000 is incorporated by reference to Dunes Hotels and Casinos Inc. Annual Report on Form 10-K (file no. 1-4385) for the year ended December 31, 1996, Part IV, Item 14 (a) (3), Exhibit 10.37.

               10.38 Agreement For The Purchase and Sale of Real Property dated February 21,1997, wherein SHF Acquisition Corporation agrees to sell to Celebrate, LLC, and/or assignee, Arroyo Grande Unit 3 consisting of 4 lots is incorporated by reference to Dunes Hotels and Casinos Inc. Annual Report on Form 10-K (file no. 1-4385) for the year ended December 31, 1996, Part IV, Item 14 (a)
                         (3), Exhibit 10.38.

               10.39 Agreement For The Purchase and Sale of Real Property dated February 21,1997, wherein SHF Acquisition Corporation agrees to sell to Celebrate, LLC, and/or assignee, Arroyo Grande Unit 2A and 2B is incorporated herein by reference to Dunes Hotels and Casinos Inc. Annual Report on Form 10-K (file no. 1-4385) for the year ended December 31, 1996, Part IV, Item 14 (a) (3),
                         Exhibit 10.39.

               10.40 Purchase and Option Agreement by and between SHF Acquisition Corporation and Murieta Investors, LLC, dated October 7, 1996. This Agreement is incorporated herein by reference to Dunes Hotels and Casinos Inc. Annual Report on Form 10-K (file no. 1-4385) for the year ended December 31, 1996, Part IV, Item 14 (a) (3),
                         Exhibit 10.40.

               10.41 Construction Contract dated March 24, 1997, between SHF Acquisition Corporation and Tolson Construction Co. for the construction of a new rice dryer is incorporated herein by reference to Dunes Hotels and Casinos Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, Part II, Item 6, Exhibit 10.01

               10.42 Master Equipment Lease dated April 3, 1997, between ICON Financial Corp. and SHF Acquisition Corporation is incorporated herein by reference to Dunes Hotels and Casinos Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, Part II, Item 6, Exhibit 10.02.

               10.49 Loan Purchase Agreement dated November 19, 1997, between M&R Investment Company, Inc. and John B. Anderson, as Trustee of the John J. Anderson Family Trust is incorporated herein by reference to Dunes Hotels and Casinos Inc. Current Report on Form 8-K, dated December 16, 1997, Item 5. Other Events.

               10.50 Agreement to provide storage and drying dated May 28, 1998 between Adams Grain Co. and SHF Acquisition Corporation.

               10.51     Amendment  to  Purchase  and  Option  Agreement  by and
                         between  SHF   Acquisition   Corporation   and  Murieta
                         Investors, LLC.

               10.52 Agreement to purchase certain real property located in Solano County, California (the Option Property) between Los Rios Farms, Inc. and M&R Investment Company, Inc. Dated December 8, 1998.

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

DUNES HOTELS AND CASINOS INC.                   DUNES HOTELS AND CASINOS INC.


By    /s/Edward Pasquale                            By /s/Marvin P. Johnson
      ------------------------------                   ------------------------
       Edward Pasquale                                 Marvin P. Johnson
       President                                       Principal Financial and
       (Principal Executive Officer)                   Accounting Officer

Dated  March 24, 1999
       ----------------

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


Signature                               Title                                            Date
-------------------------          ----------------                             ------------------


/s/EDWARD PASQUALE                     President
-------------------------
   Edward Pasquale


-------------------------
John B. Anderson                          Director                                        March   , 1999


/s/ BRENT L. BOWEN
-------------------------
Brent L. Bowen                            Director                                        March 24, 1999

/s/ ANDREW P. MARINCOVICH
-------------------------
Andrew P. Marincovich                     Director                                        March 24, 1999

/s/ DONALD J. O'LEARY
-------------------------
Donald J. O'Leary                         Director                                        March 24, 1999

/s/ EDWARD PASQUALE
------------------------
Edward Pasquale                           Director                                        March 24, 1999

/s/ WAYNE O. PEARSON
-----------------------
Wayne O. Pearson                          Director                                        March 24, 1999

/s/ ERIK J. TALLSTROM
----------------------
Erik J. Tallstrom                         Director                                        March 24, 1999

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders
Dunes Hotels and Casinos Inc.
Sacramento, California

We have audited the accompanying consolidated balance sheet of Dunes Hotels and Casinos Inc. and Subsidiaries as of December 31, 1998, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the two years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dunes Hotels and Casinos Inc. and Subsidiaries as of December 31, 1998, and the consolidated results of their operations and cash flows for each of the two years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

As discussed in Note 3a(1), there is a substantial possibility that a change of control of the Company has occurred or may occur in the near future. The effect of such a change on the Company's future operations or other activities cannot be assessed at this time.

The Company has engaged in significant business activities and transactions with related parties, including real estate investments and lending, which have resulted in losses.

/s/ Piercy, Bowler, Taylor & Kern

Las Vegas, Nevada

January 29, 1999, except for Note 7 as to which the date is March 2, 1999.

                 DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                DECEMBER 31, 1998
                             (Dollars in thousands)

                                     ASSETS


Cash and cash equivalents                                     $        3,120

Marketable securities                                                    828

Receivables
      Trade                                                                9
      Related party, less allowance                                       37
      Real estate sales                                                  369

Inventory of real estate held for sale                                 3,950

Prepaid expenses                                                         115

Property and equipment, less accumulated depreciation
      and amortization of $598                                         3,228

Real estate investment                                                   544

Other assets                                                               3
                                                              ---------------

                                                              $        12,203
                                                              ================

                 DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES

                                DECEMBER 31, 1998
                             (Dollars in thousands)

                       LIABILITIES AND SHAREHOLDERS EQUITY





Accounts payable                                         $             25

Accrued expenses                                                      185

Due to former minority interest                                       320

Income taxes                                                          307

Short-term debt                                                        49

Long-term debt and capital lease obligations                        1,875

Accrued preferred stock dividends in arrears                        1,245
                                                          -----------------

                                                                    4,006
                                                          -----------------

Shareholders' equity
      Preferred stock - authorized  10,750,000
       shares ($.50 par); issued 10,512
       shares Series B $7.50 cumulative preferred stock,
       outstanding 9,610 shares, aggregate liquidation
       value $2,446, including dividends in arrears                     5

      Common stock - authorized  25,000,000 shares
       ($.50 par); issued 7,799,780
        shares, outstanding 6,375,096
        shares                                                      3,900

      Capital in excess of par                                     25,881

      Deficit                                                     (19,589)
                                                          -----------------
                                                                   10,197
      Treasury stock, at cost; Preferred - Series B,
       902 shares Common 1,424,684 shares                         (2,000)
                                                          ------------------

          Total shareholders' equity                               8,197
                                                          ------------------

                                                          $       12,203
                                                          ==================

                 DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                     YEARS ENDED DECEMBER 31, 1998 AND 1997
                    (Dollars in thousands, except per share)




                                                                                     1998                     1997
                                                                              -------------------      -------------------
Revenues
  Sales of real estate                                                      $                571    $               7,146
  Rental income, agricultural properties                                                      57                      529
  Drying and storage revenues                                                                370                      806
  Miscellaneous income (expense), net                                                         35                      (83)
                                                                              -------------------      -------------------
                                                                                           1,033                    8,398
                                                                              -------------------      -------------------

Cost and expenses
  Cost of real estate sold                                                                   552                    6,658
  Cost and expenses of rental income                                                           4                       97
  Cost of drying and storage revenues                                                        413                      519
  Selling, administrative and general
    Corporate                                                                                763                    1,053
    Real estate operations                                                                   193                      218
  Bad debts (recoveries), net                                                                151                      (94)
  Depreciation                                                                               129                       83
  Provision for loss on real estate investment                                               100                      400
                                                                              -------------------      -------------------
                                                                                           2,305                    8,934
                                                                              -------------------      -------------------

Loss before other credits (charges), income taxes and
  minority interest                                                                       (1,272)                    (536)
                                                                              -------------------      -------------------

Other credits (charges):
  Interest and dividend income                                                               260                      323
  Interest expense                                                                          (184)                    (201)
  Loss on marketable securities, net                                                         (20)                      (4)
                                                                              -------------------      -------------------
                                                                                              56                      118
                                                                              -------------------      -------------------

                 DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)

                     YEARS ENDED DECEMBER 31, 1998 AND 1997
                    (Dollars in thousands, except per share)



                                                                                     1998                     1997
                                                                              -------------------      -------------------

Loss before income taxes and minority interest                                            (1,216)                    (418)

Income taxes                                                                                  11                       53
                                                                              -------------------      -------------------

Loss before minority interest                                                             (1,227)                    (471)

Minority interest in income of subsidiary, White Ranch                                                                404
                                                                              -------------------      -------------------


Net loss                                                                    $             (1,227)   $                (875)
                                                                              ===================      ===================


Weighted average number of shares outstanding                                          6,375,096                6,375,096
                                                                              ===================      ===================


Loss per common share                                                       $              (0.19)   $               (0.14)
                                                                              ===================      ===================



                 DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                     YEARS ENDED DECEMBER 31, 1998 AND 1997

                             (Dollars in thousands)



                     Preferred stock      Common stock
                        issued (1)           issued      Capital             Preferred             Common               Total
                     -----------------   ------------      in              treasury stock       treasury stock          share-
                               Par              Par      excess            --------------      -----------------        holders'
                      Shares  value  Shares    value     of par   Deficit    Shares  Cost       Shares       Cost       equity
                      ------  -----  -------   ------    ------   --------   ------  -----     ----------   -------      --------
Balance,
 January 1, 1997      10,512   $5    7,799,780  $3,900   $25,881 ($17,343)    902   ($70)      1,424,684   ($1,930)     $10,443

Accrued
 dividends, preferred                                                 (72)                                                  (72)
Net loss                                                             (875)                                                 (875)
                      ------  -----  ---------- -------- ------- ----------  ------  -----     ----------   -------      --------

Balance,
 December 31, 1997   10,512    5     7,799,780   3,900    25,881  (18,290)    902   ($70)  1,424,684     (1,930)          9,496

Accrued
 dividends, preferred                                                 (72)                                                  (72)
Net loss                                                           (1,227)                                               (1,227)
                     ------  -----  ---------- --------  ------- ----------  ------  ----- ----------   --------      ----------

Balance,
 December 31, 1998  10,512    $5     7,799,780   $3,900    $25,881 ($19,589)  902   ($70)  1,424,684     ($1,930)        $8,197
                    =======  ====   ==========  =======  ========= ========= ====== ====== ==========    ========     ==========


  (1) Series B, $7.50 dividend, voting and non-convertible (liquidation value, $125 per share)





See notes to consolidated financial statements.

                 DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     YEARS ENDED DECEMBER 31, 1998 AND 1997
                             (Dollars in thousands)



                                                                            1998                1997
                                                                       ---------------     ----------------
Cash flows from operating activities:
   Net loss                                                         $          (1,227)   $            (875)
 Adjustments to reconcile net loss to net cash
 provided by (used in)operating activities:
   Depreciation                                                                   129                   83
   Loss on marketable securities                                                   20                    4
   Provision for losses on receivables                                             76                  240
   (Gain) loss on disposition of assets                                            (8)                  58
   Provision for loss on real estate investment                                   100                  400
   Allocation of income to minority interest                                                           404
   (Increase) decrease in operating assets:
       Trade receivables                                                           (6)                 130
       Inventory, real estate held for sale                                       409                6,560
       Inventory, other                                                                                 38
       Prepaid expenses                                                             7                   (6)
       Other                                                                      121                 (113)
    Increase (decrease) in operating liabilities:
       Accounts payable                                                             3                  (74)
       Accrued expenses                                                           (24)                 (39)
       Deferred credits and other                                                (178)                 108
       Income taxes                                                                                     60
                                                                       ---------------     ----------------
  Net cash provided by (used in) operating activities                            (578)               6,978
                                                                       ---------------     ----------------

Cash flows from investing activities:
   Investment in marketable securities                                           (250)                (150)
   Proceeds from sale of marketable securities                                     75
   Real estate loans                                                             (145)                (189)
   Payments received on receivables                                               224                  760
   Proceeds from disposition of assets                                             13                  111
   Purchase of property and equipment                                            (110)              (1,826)
   Proceeds from investments                                                                             5
   Payments made to minority interest                                                               (2,981)
                                                                       ---------------     ----------------
  Net cash used in investing activities                                          (193)              (4,270)
                                                                       ---------------     ----------------

                 DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 1998 AND 1997
                             (Dollars in thousands)



                                                                            1998                1997
                                                                       ---------------     ----------------
Cash flows from financing activities:
   Proceeds from short-term debt                                    $              90    $             110
   Payments on short-term debt                                                   (101)                (119)
   Proceeds from long-term debt                                                                      1,150
   Payments on long-term debt                                                    (397)                (833)
                                                                       ---------------     ----------------
  Net cash provided by (used in) financing activities                            (408)                 308
                                                                       ---------------     ----------------

Increase (decrease) in cash and cash equivalents                               (1,179)               3,016

Cash and cash equivalents, beginning of year                                    4,299                1,283
                                                                       ---------------     ----------------

Cash and cash equivalents, end of year                              $           3,120    $           4,299
                                                                       ===============     ================


Supplemental  disclosures  of cash flow  information:
 Cash paid during the year for:

    Income taxes                                                    $              11
                                                                       ===============
    Interest                                                        $             204    $             185
                                                                       ===============     ================

Supplemental schedules of non-cash investing and
 financing activities:
   Dividends accrued but unpaid                                     $              72    $              72
                                                                       ===============     ================


                 DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1998 AND 1997



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

     Description of business:

     The Company  operates  in two  principal  business  segments:  real  estate
         (development and sale of residential lots and rental of agricultural land) and agricultural (grain drying and storage).

     The Company's  real  estate  segment  sells  completed   residential   lots
         primarily to builders of custom homes and to the general public in and around the greater Sacramento, California, area. The agricultural properties are leased to farmers in the area where the agricultural properties are located. Accordingly, the Company's operations in this segment could be affected by material adverse changes in economic conditions in the area.

     The agricultural segment dries and stores harvested grain over a two-month period (approximately September 15 to November 15). In 1998, the Company dried and stored white taco corn for one customer under a five-year agreement. If the Company's five-year contract were to be cancelled, it would have a material adverse effect on the Company's drying and storage operation. In 1997, the Company dried and stored rice principally for another customer.

     Property and equipment and depreciation and amortization:

     Property and equipment are stated at cost. Depreciation and amortization are provided by the straight-line method over the estimated useful lives of the assets.

     Loss per share:

     Lossper common share has been computed using the weighted average number of shares outstanding during the year: 6,375,096 and 6,375,096 for the years ended December 31, 1998 and 1997, respectively. Dividends on nonconvertible preferred stock - Series B have been deducted from income or added to the loss applicable to common shares.

                 DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 1998 AND 1997




     Cash equivalents:

     The Company considers all highly liquid cash investments purchased with an original maturity of three months or less to be cash equivalents.

     Marketable securities:

     The Company's investments in marketable securities are accounted for as trading securities. Accordingly, gains or losses related to the Company's investments in marketable securities, which have not been material, are included in operations.

     Environmental expenditures:

     Expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations and which do not contribute to future revenues are expensed. Liabilities are recorded when remedial efforts are probable and the costs can be reasonably estimated.

     Inventory of real estate held for development and sale:

     Realestate held for development and sale is stated at the lower of cost or net realizable value. Costs include primarily acquisition costs and improvements costs. Costs are allocated to individual properties using the method appropriate in the circumstances. For purposes of the statement of cash flows, sales and purchases of real estate held for development and sale are classified as operating activities, because the real estate is, in substance, inventory.

     Use of estimates:

     Timely preparation of financial statements in accordance with generally accepted accounting principles requires management estimates, some of which may require revision in future periods. (See Note 11(c) ).

Capitalized interest:

      Forthe  year  ended   December   31,   1997,   the   Company   capitalized
         approximately $15,000 of interest in connection with the construction of the rice drying facility (the Drying Facility).The capitalization rate that was used was 12% which is the rate applicable to the debt related to the construction of the Drying Facility.

2. Fair value of financial instruments:
     The following   methods  and  assumptions  were  used  by  the  Company  in estimating its fair value and disclosures for financial instruments.

     Cash, cash equivalents and marketable securities: The carrying amount approximates fair value of cash, cash equivalents and marketable securities. For marketable securities, fair values are estimated based on quoted market prices as of December 31, 1998.

     Notes receivable: These notes are collateralized by the real property sold.
         Management believes the fair value of real estate notes receivable approximates their carrying value based on their outstanding balances (net of allowances), their respective interest rates and the estimated fair value, based on comparable sales in the area, of the real property.

         In the event these notes were not collected, and the Company were unable to recover or sell the collateral property the maximum losses sustained would be equal to the aggregate value of the notes.

     Realestate  investment:  The fair  value of the  investment  in the  Solano
         County Option, is based on the sales price the Company will receive when the sale of the option closes escrow. (See Note 7).

     Long-term debt and capital lease obligation: The fair value of long-term debt is not subject to reasonable estimation because the debt arose principally as a result of the settlement of a dispute. The fair value of the capital lease obligation is based on current rates at which the Company could borrow funds.

     The carrying amounts and fair values of the Company's significant financial instruments at December 31, 1998, is as follows (Dollars in thousands):

                                                          Carrying        Fair
                                                           Amount        Value
                                                          --------      -------
Cash, cash equivalents and marketable securities           $3,948        $3,948
Notes receivable, real estate sales                           369           369
Real estate investment                                        544           544
Long-term debt and capital lease obligation                (1,875)       (1,000)

3.   Related party transactions:

              a. John B. Anderson (Anderson), the Company's controlling stockholder and former Chairman of the Board of Directors of the Company, and entities owned or controlled by him (Anderson Entities) own approximately 67.2% of the Company's common stock as of January 29, 1999. See Note 11(b) regarding litigation between Anderson and the Federal Deposit Insurance Corporation (the FDIC) and a possible change in ownership of the Company. Each entity related or controlled by Anderson will hereinafter be identified as an Anderson Entity.

                 DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 1998 AND 1997


              (1) In November 1997, the Company entered into a Loan Purchase Agreement with Anderson, as Trustee of the John J. Anderson Family Trust (Trust). At such date, Anderson was President and Chairman of the Board of the Company, and through his ownership of Cedar Development Co., was the sole shareholder and President of Baby Grand Corp. (BGC). The Loan Purchase Agreement provided for the sale of a note issued by BGC (BGC Note) payable to MRI for $320,000. The BGC Note was in the original principal amount of $2,650,000 with interest at 9% per annum and was collateralized by 1,280,756 shares of the Company's outstanding common stock. The BGC Note was carried on the Company's books at approximately $100,000 and the Company reported a gain of approximately $162,500 in 1997.

              The Loan Purchase Agreement was unanimously approved by the Audit Committee of the Company's Board of Directors and seven of the Directors of the Company. Anderson did not participate in the Board's deliberation or vote with respect to the Loan Purchase Agreement and provided written representation to the Board that
              (i) he was aware of his fiduciary  obligation to the Company,  and
              (ii) he was not aware of any transaction pending or in prospect which would enhance the value of the BGC Note above the sale price to the Trust. The Loan Purchase Agreement was approved in order to prevent a change of ownership for purposes of the Internal Revenue Code of 1986, as amended. Such a change would result in a significant reduction, or the complete loss of the Company's net operating loss carryforward, which as of December 31, 1997, approximated $51,375,000.

              On December 2, 1997, subsequent to completing the Loan Purchase Agreement, it came to the Company's attention that BGC had transferred to the Trust, in other satisfaction of the BGC Note, assets having an estimated value, determined by BGC, ranging from approximately $1,192,443 to approximately $1,612,632.

              On December 8, 1997, the Company demanded that Anderson confirm to the Company that the transfer of the assets from BGC to the Trust did in fact occur. In addition, the Company demanded that all assets received by the Trust from BGC, less the amount paid to MRI for the purchase of the BGC Note, be turned over to the Company.

              On December 15, 1997, Larry L. Bertsch, the special liquidating master (the Special Master) previously appointed by the United States District Court, District of Nevada (the Nevada District Court), to sell the assets that serve as collateral for the obligation due the FDIC by the Anderson Parties, filed with that court an emergency motion seeking among other things a rescission of the transaction.

              On March 31, 1998, the Nevada District Court ordered that the Loan Purchase Agreement be rescinded and all parties return any of the assets transferred. As a result, the Company has recorded a loss of approximately $162,500 in 1998.

         (2) For the year ended December 31, 1997, $45,400 was paid on behalf of Anderson for certain of Anderson's expenses, in lieu of salary, which payments were considered compensation to Anderson as President of the Company and were approved by the Company's Audit Committee. No payments have been made to Anderson during 1998.

                 DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 1998 AND 1997


(3) In August 1997, the Company entered into a oral agreement with an Anderson related entity to lease the West Sacramento Drying Facility for the purpose of drying short-grain rice during the 1997 rice drying season. Rental for the West Sacramento Drying Facility was $20,000 plus 50% of the rice drying and storage profit after deduction for the $20,000 rent payment. The rent payment was made by transferring to the Anderson related entity a piece of equipment, valued at $20,000, that was previously used in the Steadfast Cattle operation.

4. Inventory of real estate held for development and sale (Dollars in thousands):

         The Fairways (a)                                 $    3,764
         Sam Hamburg Farm (b)                                    146
         Other                                                    40
                                                         ------------
                                                             $ 3,950

     (a) The Company, through SHF, developed 50 acres of residential land located at Rancho Murieta, California as a residential planned unit development known as "The Fairways". Rancho Murieta is a 3,500- acre master planned unit development located approximately 25 miles from Sacramento, California. The land is encumbered by bonds in the approximate amount of $140,000, see page 6. Rancho Murieta consists primarily of single family homes, town houses, commercial property and two 18-hole championship golf courses, including country club facilities. The Fairways, located within the boundaries of one of the golf courses located at Rancho Murieta, was subdivided into 110 single-family estate lots. As of January 29, 1999, 45 lots remain unsold.

         In connection with its development of The Fairways, SHF was required to construct certain improvements that benefited not only The Fairways, but other properties that lay outside of the boundaries of The Fairways (the Benefited Properties). The net cost of the improvements to the Benefited Properties was $1,140,900. SHF will be reimbursed for these costs as the Benefited Properties are developed. SHF's right to reimbursement will expire in September 2115 and the Company is unable to predict what amount, if any, will be received as reimbursement. The rights to reimbursement are personal to SHF and do not run with The Fairway's property unless assigned by SHF.

         As part of the Settlement Agreement with the Resolution Trust Corporation (the RTC), all of the unsold lots in The Fairways are encumbered by a deed of trust in favor of the RTC. The deed of trust requires a $40,000 payment for the release of each of the encumbered lots. (See Note 8).

         In July 1996, the Company signed a Purchase and Option Agreement (Agreement) with Murieta Investors, LLC (MI). The Agreement provides that MI will purchase from the Company 6 lots at The Fairways at $40,000 per lot and MI will have an option to acquire additional lots. In addition, the Company may receive contingent consideration equal to 20% of the gross sales price of each residential dwelling sold less $40,000 (the Success Payments).

                 DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 1998 AND 1997


         In 1998, the Agreement was amended to provide for options on 34 lots at a purchase price of $50,000 plus the 20% Success Payments. The options are exercisable starting December 1, 1998 (6 lots) and every six months thereafter (4 lots each). In addition, if 2 consecutive options are not exercised, then the remaining options are terminated. To date, MI did not exercise the first option due December 1, 1998.

     (b) Sam Hamburg Farm consists of approximately 150 acres of agricultural property. Of the 150 acres, 40 acres contain the air strip and shop areas which are the focus of continuing attempts at chemical clean-up. See Note 11 (c) for a detailed discussion concerning the removal of the toxic waste. The remaining 110 acres are leased to various tenants at an annual aggregate rental of approximately $20,000.

     (c) On July 15, 1997, the Company closed the sale of the White Ranch. Net proceeds from the sale were approximately $5,965,000 of which approximately $2,982,500 was paid to the Company. The balance of the proceeds were paid to the other 50% owner of the White Ranch. (See Note
         10).

         On July 3, 1997, the Company closed the sale of the 57 residential lots located in North Las Vegas, Nevada. Net proceeds to the Company were approximately $645,600 which included a reimbursement of approximately $72,600 for water fees previously paid. Out of the net proceeds, the Company paid approximately $318,000 to Beal Bank, the purchaser of the SASA Obligation.

5. Property and equipment and accumulated depreciation and amortization (Dollars in thousands):

         Land and land improvements                  $   159
         Building and improvements                     3,591
         Machinery and equipment                          76
                                                    --------
                                                       3,826
         Less accumulated depreciation
          and amortization                             ( 598)
                                                    ---------
                                                     $ 3,228

     In September 1997, the Company commenced the operation of its new drying facility which cost $1,806,250.

                 DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 1998 AND 1997



6.       Long-term notes receivable (Dollars in thousands):
         Related Party
           BGC, including interest                                       1936
           Less allowance                                                1899
                                                                           37
     Real estate
         Various real estate notes, collateralized by deeds of trust
          with interest ranging from 8% to 10% (a)                        369
                                                                     --------
                                                                     $    406
                                                                     ========
     (a) Approximately $63,000 of the various real estate notes are subject to a collateral assignment in favor of the RTC. (See Note 8).

7. Real estate investment (Dollars in thousands):

     Real estate investment consists of:
         Solano County Option, at cost                                $ 1,044
         Less allowance                                                  (500)
                                                                      --------
                                                                     $    544
                                                                      =========

         The Company has an option (the Solano County Option) to acquire approximately 1,690 acres of farm land located in Solano County, California. The Company acquired the Solano County Option as part of a settlement agreement between BGC, an Anderson Entity, a financial institution and MRI. The purchase price of the Solano County Option was $1,043,902. The Solano County Option provides that the Company would purchase the 1,690 acres at a price of $3,000,000. The Company would receive a credit of $1,000,000 against the Option Purchase Price. The option expires on May 1, 2003. The owner of the property under option had informed the Company that it is current on all payments that are required on the first mortgage lien.

         In December 1998, the Company entered into an agreement with the grantor of the option to sell back its rights under the option agreement for $533,333. The agreement provides for a 120 day escrow, and the reacquisition price is to be paid $500,000 in cash at closing and a $33,333 note. Closing occurred on March 2, 1999 and the Company received its consideration.

8. Long-term debt and capital lease obligations:

Long-term debt and capital lease obligations at December 31, 1998, consists of the following (Dollars in thousands):

         RTC Settlement Note (a)                                     $    856
         Capital lease obligation (b)                                   1,000
         Other (c)                                                         19
                                                                    ----------
                                                                    $   1,875
                                                                    ==========

                 DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 1998 AND 1997



Five year maturities of long-term debt are as follows:

                                       (Dollars in thousands)
                                       ----------------------
                      Long term           Capital
                        debt          Lease Obligation      Total
                   ------------       -----------------  --------

         1999          $   3               $  182         $   185
         2000            858                  221           1,079
         2001              3                  247             250
         2002              3                  276             279
         2003              3                   74              77
         Thereafter        5                                    5
                     --------             -------         -------
                     $   875              $ 1,000         $ 1,875
                     ========            ========         =======



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

         The note is collateralized by the following:

              A deed of trust with an assignment of rents (Rancho Murieta Deed of Trust) with SHF. The Rancho Murieta Deed of Trust encumbers approximately 45 finished residential lots at December 31, 1998 located at The Fairways. SHF is entitled to the release of a lot upon the payment of $40,000 to Beal Bank for each lot released. Beal Bank will apply such payments to the outstanding principal due on the note.

              A collateral assignment of purchase money promissory notes ( Notes) secured by deeds of trust with SHF as pledgor and Beal Bank as pledgee. As of December 31, 1998, Notes with a face amount of $63,000 have been pledged to Beal Bank. Principal collections on the Notes will be remitted to Beal Bank for application to the outstanding principal due on the note.

     (b) The Company has a financing lease agreement for its drying facility for five years commencing March 1998. The monthly rental is $25,122, and the Company can buy the drying facility for $1 at the end of the lease. The lease is collateralized by the drying facility, a deed on trust on certain parcels of property, including the parcel on which the storage facility is located and the guarantees of MRI and the Company. Before the guarantors are liable for any deficiency, the leasing company must first proceed against the drying facility and the additional collateral.

                 DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 1998 AND 1997


     (c) Other long-term debt consists of an unsecured note payable in annual installments of $5,000, including interest

9.   Preferred Stock:

         The Company is authorized to issue 10,750,000 shares of $0.50 par value preferred shares. The Company gave authority to its Board of Directors to issue such preferred shares in one or more series, and to fix the number of shares in each series, and all designations, relative rights preferences and limitations of the shares issued in each series. As of December 31, 1998, the Board of Directors has not exercised the authority granted, and no such preferred shares have been issued except for the 10,512 shares of Series B, $7.50 cumulative preferred of which 902 shares are held as treasury stock. Dividends on the Company's Series B preferred stock have not been paid since the first quarter of 1982. The Company is in arrears on such dividends as of December 31, 1998, in the amount of approximately $1,245,000.

10. Due to former minority interest:

         The due to former minority interest consists of the other 50% owner's share of the accumulated profits from the operations of the subsidiary, White Ranch, which was sold in 1997.

11.  Contingencies:

         (a) As of December 31, 1998, there were no material legal proceedings pending against the Company. See Note 3(a) and item (b) below regarding legal proceedings not involving the Company that may have a material adverse effect on the Company.

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

              In July 1997 the Nevada District Court approved "a plan of disposition of collateral". A Special Master was appointed to implement the plan, which includes among other things, the FDIC Pledged Shares and the common stock of BGC which owns the BGC Pledged Shares. The Special Master was to accept bids until November 13, 1997 and make his recommendation to the court. To date the Special Master has not reported his

                 DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 1998 AND 1997


              recommendations to the Court and the Company has not been advised of any FDIC sale of security interests it holds in the FDIC Pledged shares.

              The Company submitted a bid for the 3,000,000 FDIC Pledged Shares. Under certain circumstances, the sale of the FDIC Pledged Shares and the BGC Pledged Shares within a three year period may result in a change in ownership of more than fifty percent of the Company which may result in a material reduction of the amount of net operating loss carry forward (NOL). (Note 12).

              On or about December 16, 1997, the Nevada District Court issued an order declaring that the FDIC has the right to act by written consent with respect to Cedar, BGC, JBA and JA. Because of the Nevada District Court's order, the FDIC has the power to exercise voting rights with respect to the FDIC Pledged Shares, which represent 47.1% of the outstanding common stock. Because the FDIC is able to exercise voting rights with respect to the FDIC Pledged Shares, the FDIC is able to exercise substantial influence with respect to the election of the entire Board of Directors of the Company and all matters submitted to stockholders. The FDIC is able to significantly influence the direction and future operations of the Company, including decisions regarding future financings (which could involve the issuance of additional Common Stock or other securities) and decisions regarding the day-to-day operations of the Company's real estate and agricultural operations. If it is ultimately determined that the FDIC has the authority to exercise voting rights with respect to the BGC Pledged Shares, then the FDIC would have the power to vote 67.2% of the outstanding Common Stock of the Company. In such event, the FDIC would be able to control, rather than only significantly influence, the election of the entire Board of Directors of the Company and all matters submitted to stockholders.

              In response to the FDIC's January 15, 1998, demand to hold a special meeting of shareholders, the Company indicated that it is willing to discuss the procedures and effects of a stockholder meeting with the FDIC, but pending more information from the FDIC the Company is deferring the formal setting of a meeting date and record date for voting purposes. To date, the FDIC has not yet responded to the Company as to such further information.

(c) SHF was advised in 1991 of possible contamination at Sam Hamburg Farm of approximately 5,000 cubic yards of contaminated earth. The Company, through its chemical and toxic clean-up consultant, has been working with the California State Environmental Protection Agency, in seeking alternate means to the disposal in toxic dump sites of chemical and toxics-laden soil.

              Because of the ongoing testing, the State has not imposed a disposal date upon the Company. Cost of disposal is estimated at $100 per cubic yard or approximately $500,000. However, if on-site remediation can be achieved, it is estimated that the cost will be between $90,000 and $115,000. The Company is unable to predict when the ongoing testing will be complete or what the outcome of these tests will be. Accordingly, the estimates could materially change as the testing and emediation work continues, which could be as early as 1999.



      F19
                 DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                     YEARS ENDED DECEMBER 31, 1998 AND 1997






(d) The Company has received a notice from the State of California Franchise Tax Board (FTB) wherein the FTB alleges that one of the Company's subsidiaries owes California franchise tax of approximately $316,000, plus approximately $350,000 in penalties and interest resulting from the foreclosure sale of certain real property owned by the subsidiary. The Company appealed this matter to the California State Board of Equalization
     (SBE) which ruled in favor or the Company on one point and ruled in favor of the FTB on another. Both sides appealed and the SBE has agreed to rehear the case in 1999. Provision has been made in the financial statements for management's minimum estimate of the costs of this matter, including penalties and interest accrued.


12.  Taxes:

         The Company and its subsidiaries file a consolidated federal income tax return. Deferred tax assets (liabilities) are comprised of the following at December 31, 1998
         (Dollars in thousands);

     Investment allowances                                                                   $170
Real estate allowances                                                                        480
         Loss carryforwards                                                                17,858
         Other                                                                                  2
              Gross deferred tax assets                                                    18,510
              Deferred tax asset valuation allowance                                      (18,508)
                                                                                                2
         Marketable securities valuation allowance                                             (2)
              Gross deferred tax liabilities                                                   (2)
         Net deferred tax assets                                                     $          0
                                                                                     ============


         A reconciliation of the changes in deferred tax assets valuation allowance is as follows: (Dollars in thousands);

         Valuation allowance for idle equipment                                               (11)
         Valuation allowance for unrealized loss on marketable securities                       7
         Current year loss carryforwards                                                      551
         (Decrease) in valuation allowance for loan receivables.                               (2)
Valuation allowance for other investments                                                      34
                                                                                      -----------                  -
         Change in deferred tax asset valuation allowance                                     579
         Deferred tax assets valuation allowance, beginning of year                        17,929
                                                                                        ---------
         Deferred tax assets valuation allowance, end of year                           $  18,508
                                                                                        =========

                 DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 1998 AND 1997




A reconciliation of the federal statutory tax rate to the effective tax rate for 1998 and 1997, is as follows:

                                                 Percentage of pre-tax income
                                                       1998           1997
                                                      -----          ------
Federal statutory rate                              (34.00%)         (34.00%)
Debt discharges and other                            (1.08%)         (84.69%)
Non-deductible items:
     Valuation adjustments                           34.65%          121.46%
     Other                                             .43%           (2.77%)
                                                   --------        --------
                                                      0.00%            0.00%
                                                   ========        =========

The Company has the following net operating loss carryovers available for income tax reporting purposes:
                      Year of expiration                (Dollars in thousands)
                      ------------------                -----------------------
                              2000                                2,386
                              2001                                9,890
                              2003                               20,156
                              2004                                1,889
                              2005                                1,891
                              2006                                3,542
                              2007                                  803
                              2008                                2,408
                              2009                                  595
                              2010                                3,298
                              2011                                1,791
                              2012                                2,726
                              2018                                1,167

         As more fully described in Note 3a (1) a change in ownership of the Company may have or could take place. If such a change in ownership were to take place, it would materially reduce the amount of net operating losses that the Company could use to offset future taxable income in any given year. This annual limitation, to the extent not used in any given taxable year, may be carried forward and added to the limitation of subsequent years.

                 DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 1998 AND 1997


13.  Segment information:

         Effective January 1, 1998, the Company  adopted  Statement of Financial
              Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information", without any material effect.

         As discussed in Note 1, the Company operates in two principal business segments: real estate investments (development and sale of residential lots and rental of agricultural land), and agricultural (drying and storing grain).

         Following is a summary of segment information for 1998 and 1997:

                                                                                  1998           1997
                                                                                  ----           ----
         Net revenues from unaffiliated customers:
              Real estate:
                      Sale of real estate                                      $   571       $  7,146
                      Land rent                                                     57            529
              Grain drying and storage revenue                                     370            806
                                                                             ---------      ---------
                                                                               $   998        $ 8,481
                                                                               =======        =======

         Income (loss) from operations:


              Real estate                                                   $     (122)     $     626
              Grain drying and storage                                            (165)           211
                                                                          -------------     ---------
                                                                                  (287)           837
              Corporate operating expense                                       (1,020)        (1,290)
              Other income (expense)                                                91             35
              Income taxes                                                         (11)           (53)
              Minority interest                                                                  (404)
                                                                         -------------   ---------------
         Net loss, as reported in the
         accompanying consolidated statements of operations                    ($1,227)        ($ 875)
                                                                               =======         ======


                                                                                  1998
         Identifiable assets
              Real estate                                                      $ 3,950
              Grain drying and storage                                           3,203
              General corporate assets                                           5,050
                                                                             ---------
         Total assets, as reported in the accompanying
          consolidated balance sheet                                         $  12,203
                                                                             =========