Form 10QSB
period 1999-03-31
DUNES HOTELS & CASINOS INC
filed 1999-05-14
CIK 24004

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549
                                   Form 10-QSB

(Mark One)
_X_ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1999
___ Transition report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____________ to _____________ .

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements or the past 90 days. Yes X No

                      APPLICABLE ONLY TO CORPORATE ISSUERS
     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,375,096 shares of common stock, $.50 par value as of April 30, 1999.

Transitional Small Business Disclosure Format (check one): Yes No X

                          DUNES HOTELS AND CASINOS INC.

                         QUARTERLY REPORT ON FORM 10-QSB

                       FOR THE PERIOD ENDED MARCH 31, 1999


                                      INDEX

                                                                            Page
Part 1. Financial Information

               Item 1. Financial Statements

               Consolidated Condensed Balance Sheets
               March 31, 1999 and December 31, 1978                            3

               Consolidated Condensed Statements of Operations
               for the three months ended March 31, 1999
               and 1998                                                        5

               Consolidated Condensed Statements of Cash Flows
               For the three months ended March 31, 1999
               and 1998                                                        6

               Notes to Consolidated Condensed Financial
               Statement                                                       7

               Item  2. Management's Discussion and Analysis of
               Financial Condition and Results of Operations                  10

Part II. Other Information

               Item 1. Legal Proceedings                                      14
               Item 2. Changes in Securities                                  14
               Item 3. Defaults Upon Senior Securities                        14
               Item 4. Submission of Matters to a Vote of Security Holders    14
               Item 5. Other Information                                      14
               Item 6. Exhibits and Reports on Form 8-K                       14

               Signatures                                                     15

                 DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEET

                      MARCH 31, 1999 AND DECEMBER 31, 1998
                             (Dollars in thousands)

                                     ASSETS

                                                                            March          December
                                                                           31, 1999         31, 1998
                                                                       --------------   --------------
                                                                        (Unaudited)
Cash and cash equivalents                                               $      3,431     $      3,120

Marketable securities                                                            824              828

Receivables
    Trade                                                                         24                9
    Related party, less allowance of $1,899 in 1999 and 1998                      37               37
    Real estate sales                                                            458              369

Inventory of real estate held for sale                                         3,869            3,950

Prepaid expenses                                                                  79              115

Property and equipment,less accumulated depreciation
    and amortization, 1999, $631; 1998, $509                                   3,195            3,228

Real estate investment                                                                            544

Other assets                                                                       3                3
                                                                        -------------    ------------
                                                                        $     11,920     $     12,203
                                                                        =============    ============

                 DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES

                      MARCH 31, 1999 AND DECEMBER 31, 1998
                             (Dollars in thousands)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                         March             December
                                                                         31, 1999          31, 1998
                                                                       --------------   --------------
                                                                        (Unaudited)
Accounts payable                                                       $          49    $          25

Accrued expenses                                                                 215              185

Due to former minority interest                                                  320              320

Income taxes                                                                     307              307

Short-term debt                                                                   20               49

Long-term debt and capital lease obligation                                    1,801            1,875

Accrued preferred stock dividends in arrears                                   1,263            1,245
                                                                       --------------   --------------

                                                                               3,975            4,006
                                                                       --------------   --------------
Shareholders' equity
    Preferred stock - authorized 10,750,000 shares ($.50 par);
        issued 10,512 shares Series B $7.50 cumulative preferred
        stock, outstanding 9,610 shares in 1999 and 1998, aggregate
        liquidation value $2,446 including dividends in arrears                    5                5

    Common stock - authorized 25,000,000 shares ($.50 par);
        issued 7,799,780 shares, outstanding 6,375,906 shares
        in 1999 and 1998                                                       3,900            3,900

    Capital in excess of par                                                  25,881           25,881

    Deficit                                                                  (19,841)         (19,589)
                                                                       --------------   --------------
                                                                               9,945           10,197
    Treasury stock at cost;  Preferred - Series B, 902 shares
        Common 1,424,684 shares in 1999 and 1998                              (2,000)          (2,000)
                                                                       --------------   --------------

        Total shareholders' equity                                             7,945            8,197
                                                                       --------------   --------------
                                                                       $      11,920    $      12,203
                                                                       ==============   ==============

 The accompanying notes are an integral part of these condensed financial statements.


                 DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                    (Dollars in thousands, except per share)

                                    UNAUDITED

                                                                           1999               1998
                                                                      -----------------  -----------------
Revenues
    Sales of real estate                                              $            673   $             84
    Rental income, agricultural properties                                          12                 17
    Drying and storage revenues                                                     47                 30
    Miscellaneous income (expense), net                                                                 5
                                                                      -----------------  -----------------
                                                                                   732                136
                                                                      -----------------  -----------------
Cost and expenses
    Cost of real estate sold                                                       629                 86
    Cost and expenses of rental income                                               1                  1
    Cost of drying and storage revenues                                             79                131
    Selling, administrative and general
        Corporate                                                                  189                243
        Real estate operations                                                      40                 49
    Bad debts (recoveries), net                                                     (3)               159
    Depreciation                                                                    33                 32
                                                                      -----------------  -----------------
                                                                                   968                701
                                                                      -----------------  -----------------

Loss before other credits (charges) and income taxes                              (236)              (565)

Other credits (charges)
    Interest and dividend income                                                    52                 59
    Interest expense                                                               (42)               (30)
    Loss on marketable securities, net                                              (4)                (2)
                                                                      -----------------  -----------------
                                                                                     6                 27
                                                                      -----------------  -----------------

Loss before income taxes                                                          (230)              (538)

Income taxes                                                                        (4)                (2)
                                                                      -----------------  -----------------

Net loss                                                              $           (234)  $           (540)
                                                                      =================  =================
Weighted average number of shares outstanding                                6,375,096          6,375,096

Loss per common share                                                 $          (0.04)  $          (0.08)
                                                                      =================  =================


    The accompanying notes are an integral part of these financial statements

                 DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                             (Dollars in thousands)

                                    UNAUDITED


                                                                            1999               1998
                                                                      -----------------  -----------------
Cash flows from operating activities:
    Net cash provided by (used in) operating activities               $            (33)  $           (217)
                                                                      -----------------  -----------------

Cash flows from investing activities:
    Decrease (increase) in investments                                             548               (249)
    Decrease (increase) in notes receivable                                       (101)               (73)
    Purchase of equipment                                                                             (37)
                                                                      -----------------  -----------------

                                                                                   447               (359)
                                                                      -----------------  -----------------

Cash flows from financing activities
    Decrease in long-term debt                                                     (74)               (36)
    Decrease in short-term debt                                                    (29)               (54)
                                                                      -----------------  -----------------

                                                                                  (103)               (90)
                                                                      -----------------  -----------------

Increase (decrease) in cash and cash equivalents                                   311               (666)

Cash and cash equivalents, beginning of period                                   3,120              4,299
                                                                      -----------------  -----------------
Cash and cash equivalents, end of period                              $          3,431   $          3,633
                                                                      =================  =================


                 DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                    UNAUDITED



1. Basis of presentation: The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results of operations for the interim periods.

     The results of operations for the three months ended March 31, 1999, are not necessarily indicative of the results to be expected for the full year. A more detailed discussion of the Company's financial position is described in the Company's Form 10-KSB for the year ended December 31, 1998.

2.   Consolidation:

     The accompanying consolidated condensed financial statements include the accounts of the Company and its wholly-owned subsidiaries Continental California Corporation (Continental), M&R Corporation (MRC), and MRC's subsidiary M&R Investment Company, Inc. (MRI) and MRI's subsidiaries SHF Acquisition Corporation (SHF) and Southlake Acquisition Corporation (Southlake), after elimination of all material inter-company balances and transactions.

3.   Related party transactions:

     John B. Anderson (Anderson), the Company's controlling stockholder and ormer Chairman of the Board of Directors of the Company, and entities owned or controlled by him (Anderson Entities) own approximately 67.2 % of the Company's common stock as of April 30, 1999. See Note 11(b) in the
     Company's Form 10-KSB for the year ended December 31, 1998 regarding litigation between Anderson and the Federal Deposit Insurance Corporation (the FDIC) and a possible change in ownership of the Company. Each Entity related or controlled by Anderson will hereinafter be identified as an Anderson Entity.

     In November 1997, the Company entered into a Loan Purchase Agreement with Anderson, as Trustee of the John J. Anderson Family Trust (Trust). On March 31, 1998, the Nevada District Court ordered that the Loan Purchase Agreement be rescinded and all parties return any of the assets transferred. As a result, the Company has recorded a loss of approximately $162,500 at March 31, 1998. See Note 3(a)(1) in the Company's Form 10-KSB for the year ended December 31, 1998 for details of this transaction.

                 DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                    UNAUDITED

4.   Contingencies:

(a) As of March 31, 1999, there were no material legal proceedings pending against the Company. However, see note 3 regarding legal proceedings, not involving the Company, which may have a material adverse effect on the Company. A more detailed discussion of legal proceedings is described in the Company's Form 10-KSB for the year ended December 31, 1998.

(b) SHF was advised in 1991 of possible contamination at Sam Hamburg Farm of approximately 5,000 cubic yards of contaminated earth. The Company, through its chemical and toxic clean-up consultant, has been working with the California State Environmental Protection Agency in seeking alternate means to the disposal in toxic dump sites of the chemical and toxic-laden soil.

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

(c) The Company has received a notice from the State of California Franchise Tax Board (FTB) wherein the FTB alleges that one of the Company's subsidiaries owes California franchise tax of approximately $316,000, plus approximately $350,000 in penalties and interest resulting from the foreclosure sale of certain real property owned by the subsidiary. The Company appealed this matter to the California State Board of Equalization
     (SBE) which ruled in favor of the Company on one point and ruled in favor of FTB on another. Both sides appealed and the SBE has agreed to rehear the case in July 1999. Provision has been made in the financial statements for management's minimum estimate of the costs of this matter, including penalties and interest accrued.

                 DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                    UNAUDITED

5.   Loss per common share:

     Loss per common share has been computed by dividing the net loss plus the accrued dividends applicable to the Series B Preferred stock ($18,000), for the three months ended March 31, 1999 and 1998 by the number of shares outstanding (6,375,096) as of March 31, 1999 and 1998. Dividends on non-convertible preferred stock, Series B, are deducted from income or added to the loss applicable to common shares. Dividends on the Company's Series B Preferred stock have not been paid since the first quarter of 1982. The Company is in arrears on such dividends in the amount of approximately $1,263,000 as of March 31, 1999. The Company has no present intention to pay dividends on either its common or preferred shares.

                          DUNES HOTELS AND CASINOS INC.

                         QUARTERLY REPORT ON FORM 10-QSB

                       FOR THE PERIOD ENDED MARCH 31, 1999


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain information included herein contains statements that are forward-looking, such as anticipated liquidity requirements for the coming fiscal year, anticipated sources of liquidity for the coming fiscal year, and potential changes in control of the Company. Such forward-looking information involves important risks and uncertainties that could significantly affect the Company's financial condition and future results of operations, and, accordingly, such future financial condition and results of operation may differ from those expressed in any forward-looking statements made herein. These risks and uncertainties include, but are not limited to, those risks relating to actual costs necessary to clean-up certain real property chemical contamination, real estate market conditions and general economic conditions, the abilities of certain third parties to obtain financing and otherwise perform under real estate purchase agreements, and the outcome of certain litigation and other risks. The Company caution readers not to place undue reliance on any such forward-looking statements, and, such statements speak only as of the date made.

YEAR 2000 ISSUE

The Company has addressed the possible exposures related to the impact of Year 2000 issues. The internal computer systems for key financial information processing and operational equipment relating to the computer controlled conveyors at the grain drying facility have been assessed. It has been determined that accounting software is Year 2000-certified. Computer systems at the grain drying facility, which was built in 1997, are also compliant. The dryer as well as conveyor equipment can also be operated manually.

In the two main segments that the Company operates, real estate and agriculture, neither segment is dependent on computer applications. The Company feels that these operations will not be affected by Year 2000 issues.

OVERVIEW

REAL ESTATE

FAIRWAYS

In December 1996 the Company sold 6 lots to Murieta Investors, LLC (MI) for the greater of $40,000 per lot or 20% of the gross sales price of the residential dwelling (Success Payment). To date MI has constructed 4 dwelling units and has not started any construction on the remaining 2 lots. One dwelling was sold during the first quarter of 1999 and the Company received a Success Payment in the amount of $43,600.

                          DUNES HOTELS AND CASINOS INC.

                         QUARTERLY REPORT ON FORM 10-QSB

                       FOR THE PERIOD ENDED MARCH 31, 1999


Pursuant to a 1998 amendment to the Purchase and Option Agreement between the Company and MI, the Company granted to MI an option to purchase 34 of the remaining 44 lots at the Fairways. The lots covered by the option are subject to prior sale by the Company. The options are exercisable starting December 1, 1998 (6 lots) and every six months thereafter (4 lots each).

In addition, if 2 consecutive options are not exercised then the remaining options are terminated. MI did not exercise the December 1, 1998 option and the Company does not expect the June 1, 1999 option to be exercised. The sales price under the option is the greater of $50,000 per lot or 20% of the lesser of (i) the gross sales price or (ii) the basic sales price as defined in the Purchase and Option Agreement dated October 7, 1996, less $50,000.

In anticipation of the lapse of the Purchase and Option Agreement, the Company plans to initiate a sales program with independent builders to complete The Fairways. The program will be similar to the MI program but without options and it is expected that several builders will participate.

SOLANO COUNTY OPTION

In December 1998, the Company entered into an agreement to sell the option. Escrow closed in March 1999. The Company received $500,000 cash and a note receivable in the amount of $33,333. The note is payable in four annual installments.

AGRICULTURAL

The Company operates a grain drying and storage facility. The drying facility is financed by a 5-year lease which commenced in March 1998. At the end of the lease the Company will obtain title to the drying facility. The Company dries and stores grain principally for one customer under a contract, which expires in May 2002. If the Company were to lose this customer it would have a material adverse effect on the Company's agricultural segment.

OTHER

The California State Board of Equalization has scheduled a July 1999 appeal hearing to determine the amount of Franchise Tax, if any, that may be due as a result of the sale of certain real property in San Diego, California.

The Company has no present intentions to pay dividends on either its common or preferred stock.

                          DUNES HOTELS AND CASINOS INC.

                         QUARTERLY REPORT ON FORM 10-QSB

                       FOR THE PERIOD ENDED MARCH 31, 1999


OPERATING RESULTS

Three months ended March 31, 1999 vs. the three months ended March 31, 1998.

Real Estate

The revenues from the sale of real estate at The Fairways for the three months ended March 31, 1999 when compared with the three months ended March 31, 1998, are constant, one lot sold in March 1999 versus one lot sold in the same period during 1998. Sales at The Fairways continue to be slow.

The sale of the Solano Option in March 1999 resulted in a net loss of approximately $10,000, sales price received of $533,333 versus book cost of approximately $544,000.

Real estate sales also included the "Success Payment", in the amount of $45,000, received from Murieta Investors, LLC from the sale of one residential dwelling at The Fairways.

Net rental income from agricultural properties for the three months ended March 31, 1999 parallel the revenue for the same period in 1998. The 1999-year is the second year of a two-year lease for property located at Sam Hamburg Farm.

Agricultural

The loss from the grain drying and storage operation for the three months ended March 31, 1999 decreased by approximately $68,000 when compared with the three months ended March 31,1998. This is a result of the Company no longer operating the West Sacramento facility for the drying and storage of short grain rice as was done during this period in 1998.

General

When compared with the three months ended March 31, 1998 operating expenses decreased by approximately $62,000. This decrease is consisted primarily of a reduction in selling, administrative and general expenses consisting of a decrease in officers/office salaries ($40,000), a decrease in employee benefits ($10,000), director fees decrease ($4,000), a decrease in officers/directors liability insurance premiums ($6,000) and a decrease in dues/utilities at the Fairways ($2,000). The increase in depreciation expense is attributable to the grain dryer.

                          DUNES HOTELS AND CASINOS INC.

                         QUARTERLY REPORT ON FORM 10-QSB

                       FOR THE PERIOD ENDED MARCH 31, 1999


Interest expense for the three month ended March 31, 1999 increased by approximately $12,000 when compared with the three months ended March 31, 1998. The increase consisted of an increase in interest expense relating to the grain dryer which was partially offset by a decrease in interest expense paid to Beal Bank.

LIQUIDITY AND CAPITAL RESOURCES

During the quarter ended March 31, 1999, cash, cash equivalents and marketable securities increased by $307,000 from $3,948,000 at December 31, 1998, to $4,255,000 at March 31, 1999. The increase in cash was due primarily to the sale of the Solano Option. The most significant uses of cash during the three months ended March 31, 1999 consisted of cash used in operating activities ($33,000), payments on long-term and short-term debt ($103,000) and a decrease in investments of $548,000.

The Company believes that its primary requirements for liquidity in the coming fiscal year will be to fund ongoing expenses at The Fairways, which include, among other things, association dues, water and sewer fees and property taxes; to fund the required payments on the note to Beal Bank; to fund the required payments due on the grain dryer financing; to fund costs that may be incurred relating to the toxic clean-up at Sam Hamburg Farm; to fund any tax payment that my be due to the California Franchise Tax Board; and to fund general and administrative expenses. In addition, the Company may be required to fund certain costs relating to a possible stockholder meeting.

The Company believes that sources of required liquidity will be cash generated from the grain drying and storage facilities, anticipated lot sales at The Fairways, collection of notes receivable and Success Payments related to the venture with Murieta Investors and the cash available at March 31, 1999. Based on known commitments, the Company believes that the sources of cash described and the cash available at March 31, 1999 will be adequate to fund known liquidity requirements.

                          DUNES HOTELS AND CASINOS INC.

                         QUARTERLY REPORT ON FORM 10-QSB

                       FOR THE PERIOD ENDED MARCH 31, 1999



                             PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

         None, except for the discussion contained in footnote 3 in Notes to Consolidated Condensed Financial Statements.

ITEM 2.  Changes in Securities

         Not applicable

ITEM 3.  Default Upon Senior Securities

         Dividends in arrears. See Note 5 of Notes to Consolidated Condensed Financial Statements for the quarter ended March 31, 1999.

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

                                                   DUNES HOTELS AND CASINOS INC.
                                                             Registrant



Date: April 30, 1999                               By:  /s/ Edward Pasquale
                                                   Edward Pasquale, President



                                                   By: /s/ Marvin P. Johnson
                                                   Marvin P. Johnson
                                                   Principal Financial and
                                                   Accounting Officer