Form 10QSB
period 1999-06-30
DUNES HOTELS & CASINOS INC
filed 1999-08-13
CIK 24004

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549
                                   Form 10-QSB

(Mark One)

   X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1999
                                                           -------------
  __ Transition report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____________ to _____________ .

Commission File No. 1-4385

                          DUNES HOTELS AND CASINOS INC.
           ------------------------------------------------------------
           (Exact name of business issuer as specified in its charter)

                NEW YORK                            11-1687244
     ---------------------------------    ------------------------------------
     (State or other jurisdiction or       I.R.S. Employer Identification No.
      incorporation or organization)

       4600 Northgate Boulevard, Suite 130, Sacramento, California 95834
       ------------------------------------------------------------------
                    (Address of principal executive offices)


                                 (916) 929-2295
                          ---------------------------
                          (Issuer's telephone number)


                                 NOT APPLICABLE
-------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

       Check  whether the issuer (1) filed all  reports  required to be filed by
       Section 13 or 15(d) of the exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements or the past 90 days. Yes X No

                      APPLICABLE ONLY TO CORPORATE ISSUERS
       State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,375,096 shares of common stock, $.50 par value as of August 2, 1999.

Transitional Small Business Disclosure Format (check one): Yes      No      X
                                                              ------   --------

                          DUNES HOTELS AND CASINOS INC.

                         QUARTERLY REPORT ON FORM 10-QSB

                       FOR THE PERIOD ENDED JUNE 30, 1999




                                      INDEX
                                     -------
                                                                           Page
                                                                          ------
Part 1. Financial Information

         Item 1. Financial Statements

         Consolidated Condensed Balance Sheets                                3
         June 30, 1999 and December 31, 1998

         Consolidated Condensed Statements of Operations                      5
         for the three months ended June 30, 1999
         and 1998

         Consolidated Condensed Statements of Operations                      6
         for the six months ended June 30, 1999
         and 1998

         Consolidated Condensed Statements of Cash Flows                      7
         for the six months ended June 30, 1999
         and 1998

         Notes to Consolidated Condensed Financial                            8
         Statement

         Item  2. Management's Discussion and Analysis of
         Financial Condition and Results of Operations                       11
         ------------------------------------------------
Part II. Other Information

         Item 1. Legal Proceedings                                           16
         -------------------------
         Item 2. Changes in Securities                                       16
         -----------------------------------
         Item 3. Defaults Upon Senior Securities                             16
         ------------------------------------------
         Item 4. Submission of Matters to a Vote of Security Holders         16
         -------------------------------------------------------------
         Item 5. Other Information                                           16
         ---------------------------
         Item 6. Exhibits and Reports on Form 8-K                            16
         -----------------------------------------

         Signatures                                                          17

                 DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEET

                       JUNE 30, 1999 AND DECEMBER 31, 1998
                             (Dollars in thousands)

                                     ASSETS

                                                                                               June              December
                                                                                             30, 1999            31, 1998
                                                                                        -----------------   -----------------
                                                                                           (Unaudited)

Cash and cash equivalents                                                               $       3,194       $      3,120

Marketable securities                                                                             813                828

Receivables
    Trade                                                                                          33                  9
    Related party, less allowance of $1,899 in 1999 and 1998                                       37                 37
    Real estate sales                                                                             432                369

Inventory of real estate held for sale                                                          3,787              3,950

Prepaid expenses                                                                                   53                115

Property and equipment, less accumulated depreciation
    and amortization, 1999, $664; 1998, $598                                                    3,162              3,228

Real estate investment                                                                                               544

Other assets                                                                                        3                  3
                                                                                     -----------------      -------------

                                                                                  $            11,514       $      12,203
                                                                                     =================      ==============

                 DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES

                       JUNE 30, 1999 AND DECEMBER 31, 1998
                             (Dollars in thousands)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                                              June              December
                                                                                            30, 1999            31, 1998
                                                                                       -----------------   -----------------
                                                                                           (Unaudited)

Accounts payable                                                                  $                56        $        25

Accrued expenses                                                                                  175                 185

Due to former minority interest                                                                   320                 320

Income taxes                                                                                      307                 307

Short-term debt                                                                                                        49

Long-term debt and capital lease obligation                                                     1,695               1,875

Accrued preferred stock dividends in arrears                                                    1,281               1,245
                                                                                     -----------------   -----------------

                                                                                                3,834               4,006
                                                                                     -----------------   -----------------
Shareholders' equity
    Preferred stock - authorized  10,750,000  shares ($.50 par);  issued  10,512 shares Series B $7.50  cumulative  preferred  stock,  outstanding  9,610 shares in 1999 and 1998, aggregate
        liquidation value $2,446 including dividends in arrears                                     5                   5

    Common stock - authorized  25,000,000  shares ($.50 par);  issued  7,799,780 shares, outstanding 6,375,096 shares
        in 1999 and 1998                                                                        3,900               3,900

    Capital in excess of par                                                                   25,881              25,881

    Deficit                                                                                   (20,106)            (19,589)
                                                                                     -----------------   -----------------
                                                                                                9,680              10,197
    Treasury stock at cost;  Preferred - Series B, 902 shares
        Common 1,424,684 shares in 1999 and 1998                                               (2,000)             (2,000)
                                                                                     -----------------   -----------------

        Total shareholders' equity                                                              7,680               8,197
                                                                                     -----------------   -----------------

                                                                                  $            11,514 $            12,203
                                                                                     =================   =================

The accompanying notes are an integral part of these condensed financial statements.

                DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                    THREE MONTHS ENDED JUNE 30, 1999 AND 1998
                    (Dollars in thousands, except per share)

                                    UNAUDITED

                                                                                             1999                   1998
                                                                                       ---------------         ---------------
Revenues
    Sales of real estate                                                              $             105        $           172
    Rental income, agricultural properties                                                           14                     13
    Drying and storage revenues                                                                      46                     26
                                                                                        ---------------         ---------------
                                                                                                    165                    211
                                                                                        ---------------         ---------------
Cost and expenses
    Cost of real estate sold                                                                         85                    171
    Cost and expenses of rental income                                                                1                      1
    Cost of drying and storage revenues                                                              70                     89
    Selling, administrative and general
        Corporate                                                                                   159                    188
        Real estate operations                                                                       64                     52
    Depreciation                                                                                     33                     32
                                                                                        ---------------         ---------------
                                                                                                    412                    533
                                                                                        ---------------         ---------------

Loss before other credits (charges) and income taxes                                               (247)                  (322)

Other credits (charges)
    Interest and dividend income                                                                     63                     61
    Interest expense                                                                                (45)                   (59)
    Loss on marketable securities, net                                                              (11)                    (6)
    Other                                                                                             3                     14
                                                                                        ---------------         ---------------
                                                                                                      7                     10
                                                                                        ---------------         ---------------

Loss before income taxes                                                                           (240)                  (312)

Income taxes                                                                                         (7)
                                                                                        ---------------         ---------------

Net loss                                                                                $          (247)        $         (312)
                                                                                         ===============        ===============

Weighted average number of shares outstanding                                                 6,375,096              6,375,096

Loss per common share                                                                  $          (0.04)        $        (0.05)
                                                                                          ===============        ===============


The accompanying notes are an integral part of these condensed financial statements.

                 DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                     SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                    (Dollars in thousands, except per share)

                                    UNAUDITED

                                                                                            1999                     1998
                                                                                      ----------------          --------------
Revenues
    Sales of real estate                                                               $            778         $          256
    Rental income, agricultural properties                                                           26                     30
    Drying and storage revenues                                                                      93                     56
                                                                                       ----------------          --------------
                                                                                                    897                    342
                                                                                       ----------------          --------------
Cost and expenses
    Cost of real estate sold                                                                        716                    257
    Cost and expenses of rental income                                                                2                      2
    Cost of drying and storage revenues                                                             150                    220
    Selling, administrative and general
        Corporate                                                                                   343                    431
        Real estate operations                                                                      108                    101
    Depreciation                                                                                     66                     64
                                                                                       ----------------          --------------
                                                                                                  1,385                  1,075
                                                                                       ----------------          --------------

Loss before other credits (charges) and income taxes                                               (488)                  (733)

Other credits (charges)
    Interest and dividend income                                                                    114                    120
    Interest expense                                                                                (89)                   (89)
    Loss on marketable securities, net                                                              (15)                    (8)
    Other                                                                                             7                   (140)
                                                                                       ----------------          --------------
                                                                                                     17                   (117)
                                                                                       ----------------          --------------

Loss before income taxes                                                                           (471)                  (850)

Income taxes                                                                                        (10)                    (2)
                                                                                       ----------------          --------------

Net loss                                                                              $            (481)        $          (852)
                                                                                      =================         ================
Weighted average number of shares outstanding                                                 6,375,096              6,375,096

Loss per common share                                                                 $           (0.08)         $        (0.13)
                                                                                      =================         =================

The accompanying notes are an integral part of these condensed financial statements.

                 DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                     SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                             (Dollars in thousands)

                                    UNAUDITED


                                                                                             1999                   1998
                                                                                       ------------------     -----------------
Cash flows from operating activities:
    Net cash provided by (used in) operating activities                                $          (155)        $          (532)
                                                                                       ------------------     -----------------

Cash flows from investing activities:
    Decrease (increase) in investments                                                              559                   (237)
    Decrease (increase) in notes receivable                                                        (101)                   (73)
    Purchase of equipment                                                                                                  (58)
                                                                                       ------------------     -----------------

                                                                                                    458                   (368)
                                                                                       ------------------     -----------------

Cash flows from financing activities
    Decrease in long-term debt                                                                     (180)                  (178)
    Decrease in short-term debt                                                                     (49)                   (60)
                                                                                      ------------------     -----------------

                                                                                                   (229)                  (238)
                                                                                      ------------------     -----------------

Increase (decrease) in cash and cash equivalents                                                     74                 (1,138)

Cash and cash equivalents, beginning of period                                                    3,120                  4,299
                                                                                       ------------------     -----------------

Cash and cash equivalents, end of period                                               $          3,194        $         3,161
                                                                                       =================      =================


The accompanying notes are an integral part of these condensed financial statements.

                          DUNES HOTELS AND CASINOS INC.

                         QUARTERLY REPORT ON FORM 10-QSB

                       FOR THE PERIOD ENDED JUNE 30, 1999


1.       Basis of presentation:

         The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results of operations for the interim periods.

         The results of operations for the six months ended June 30, 1999, are not necessarily indicative of the results to be expected for the full year. A more detailed discussion of the Company's financial position is described in the Company's Form 10-KSB for the year ended December 31, 1998.

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

3.       Control of registrant:

         John B. Anderson (Anderson), the Company's controlling stockholder and former Chairman of the Board of Directors of the Company, and entities owned or controlled by him (Anderson Entities) own approximately 67.2 % of the Company's common stock. See Note 11(b) in the Company's Form 10-KSB for the year ended December 31, 1998 regarding litigation between Anderson and the Federal Deposit Insurance Corporation (the
         FDIC). Each entity related or controlled by Anderson will hereinafter be identified as an Anderson Entity.

         In May 1999, the FDIC solicited bids for the sale of a portion of its loan, together with the underlying security, and a part of the judgment against Anderson. Included in the package was 3,000,000 shares of the Company's common stock (the Shares). The Company submitted a bid to the FDIC but the successful bidder was General Financial Services, Inc.

         On June 3, 1999, General Financial Services, Inc., and GFS Acquisition, Inc. (collectively GFS) filed a Schedule 13D with the Securities and Exchange Commission which stated that GFS intends to exercise its rights under the judgment and security documents. Subsequently, GFS attempted to transfer the Shares to itself but Mr. Anderson objected, claiming that there was no change in ownership of the Shares.

                          DUNES HOTELS AND CASINOS INC.

                         QUARTERLY REPORT ON FORM 10-QSB

                       FOR THE PERIOD ENDED JUNE 30, 1999


3.       Control of registrant (continued):

         On July 6, 1999, the Company filed a Complaint In Interpleader in the Superior Court of California, County of Yolo (the State Action) and deposited the Shares with the Court. The State Action was filed against GFS, Anderson and the FDIC to resolve conflicting claims concerning who has the power to transfer and otherwise dispose of the Shares and by whom voting and other rights connected with the Shares may be exercised.

         On July 9, 1999, GFS filed a complaint against the Company in the United States District Court Northern District of New York (the Federal Action) seeking, among other things, a permanent injunction requiring the Company to give possession of the Shares to GFS. The Federal Court issued a temporary restraining order which restrains the Company from disposing of the Shares or transferring or disposing any of its assets outside of the ordinary course of business.

         The Company is unable to predict the outcome of either the State Action or the Federal Action and has no ownership interest in the shares. However, the State Action and/or the Federal Action may result in a change of control of the Company. A more detailed discussion is described in the Company's Form 8-K filed on July 21, 1999.

4.       Contingencies:

          (a) As of June 30, 1999, there were no material legal proceedings pending against the Company. Subsequent to June 30, 1999, see Note 3 above regarding legal proceedings that may have a material adverse effect on the Company.

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

                          DUNES HOTELS AND CASINOS INC.

                         QUARTERLY REPORT ON FORM 10-QSB

                       FOR THE PERIOD ENDED JUNE 30, 1999



         (c) The Company has received a notice from the State of California Franchise Tax Board (FTB) wherein the FTB alleges that one of the Company's subsidiaries owes California franchise tax of approximately $316,000, plus approximately $350,000 in penalties and interest resulting from the foreclosure sale of certain real property owned by the subsidiary. The Company appealed this matter to the California State Board of Equalization (SBE) which ruled in favor of the Company on one point and ruled in favor of FTB on another. Both sides appealed and the SBE has agreed to rehear the case in July 1999. The hearing was on July 29, 1999 in Sacramento, CA. The outcome of the hearing is not known at this time. Provision has been made in the financial statements for management's minimum estimate of the costs of this matter, including penalties and interest accrued.

5. Loss per common share:

              Loss per common share has been computed by dividing the net loss, plus the accrued dividends applicable to the Series B Preferred stock ($36,000), for the six months ended June 30, 1999 and 1998 by the number of shares outstanding (6,375,096) as of June 30, 1999 and 1998. Dividends on non-convertible preferred stock, Series B, are deducted from income or added to the loss applicable to common shares. Dividends on the Company's Series B Preferred stock have not been paid since the first quarter of 1982. The Company is in arrears on such dividends in the amount of approximately $1,281,000 as of June 30, 1999. The Company has no present intention to pay dividends on either its common or preferred shares.

                          DUNES HOTELS AND CASINOS INC.

                         QUARTERLY REPORT ON FORM 10-QSB

                       FOR THE PERIOD ENDED JUNE 30, 1999



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

YEAR 2000 ISSUE

The Company has addressed the possible exposures related to the impact of Year 2000 issues. The internal computer systems for key financial information processing and operational equipment relating to the computer-controlled conveyors at the grain drying facility have been assessed. It has been determined that accounting software is Year 2000-certified. Computer systems at the grain drying facility, which was built in 1997, are also compliant.
The dryer as well as conveyor equipment can also be operated manually.

In the two main segments that the Company operates, real estate and agriculture, neither segment is dependent on computer applications. The agricultural segment relating to the grain drying facility will have the current year's grain dried and stored prior to the Year 2000, thereby avoiding any processing equipment problems should one occur. During the coming year of 2000, grain shipments out of the warehouse will be by individual trailer units alleviating any potential shipment stoppages. The Company feels that these operations will not be affected by Year 2000 issues.

                          DUNES HOTELS AND CASINOS INC.

                         QUARTERLY REPORT ON FORM 10-QSB

                       FOR THE PERIOD ENDED JUNE 30, 1999



OVERVIEW

REAL ESTATE

FAIRWAYS

In December 1996 the Company sold 6 lots to Murieta Investors, LLC (MI) for the greater of $40,000 per lot or 20% of the gross sales price of the residential dwelling (Success Payment). To date MI has constructed 4 dwelling units and has not started any construction on the remaining 2 lots. One dwelling was sold during the first quarter of 1999 and the Company received a Success Payment in the amount of $43,600. Another sale is expected to close during July 1999 and the Company will receive approximately $40,000.

Pursuant to a 1998 amendment to the Purchase and Option Agreement between the Company and MI, the Company granted to MI an option to purchase 34 of the remaining 44 lots at the Fairways. The lots covered by the option are subject to prior sale by the Company. The options are exercisable starting December 1, 1998 (6 lots) and every six months thereafter (4 lots each).

If two consecutive options are not exercised then the remaining options are terminated. MI did not exercise the December 1, 1998 option and the June 1, 1999 option. During June 1999 the Company notified MI that the remaining options were terminated.

Due to the termination of the Purchase and Option Agreement, the Company plans to initiate a sales program with independent builders to complete The Fairways. The program will be similar to the MI program but without options and it is expected that several builders will participate.

In addition, beginning in May of 1999, advertising expenditures were increased. An advertising campaign featuring TV and newspaper advertising was begun with an initial expenditure of approximately $20,000. It is anticipated that this will generate additional sales.

SOLANO COUNTY OPTION

In December 1998, the Company entered into an agreement to sell the option. Escrow closed in March 1999. The Company received $500,000 cash and a note receivable in the amount of $33,333. The note is payable in four annual installments, with an interest rate of 8%.

                          DUNES HOTELS AND CASINOS INC.

                         QUARTERLY REPORT ON FORM 10-QSB

                       FOR THE PERIOD ENDED JUNE 30, 1999



AGRICULTURAL

The Company operates a grain drying and storage facility. The drying facility is financed by a 5-year lease, which commenced in March 1998. At the end of the lease the Company will obtain title to the drying facility. The Company stores grain principally for one customer under a contract for grain storage, which expires in May 2002. If the Company were to lose this customer it would have a material adverse effect on the Company's agricultural segment.

The Company is contacting rice growers to dry and store medium grain paddy rice for the 1999 fall season. It is not a business practice for independent rice growers to enter into signed contracts to dry and store rice, however, the Company does not have any commitments at this date.

OTHER

The California State Board of Equalization appeal hearing to determine the amount of Franchise Tax, if any, that may be due as a result of the sale of certain real property in San Diego, California was held in July 1999. The outcome of that hearing is not known at this time.

The Company has no present intentions to pay dividends on either its common or preferred stock.

OPERATING RESULTS

Three months ended June 30, 1999 vs. the three months ended June 30, 1998.

Real Estate

The decrease in revenues from the sale of real estate for the three months ended June 30, 1999 when compared to the three months ended June 30, 1998 resulted from two lots being sold in 1998 measured against one lot sold in 1999. Sales at The Fairways continue to be slow.

Net rental income from agricultural properties for the three months ended June 30, 1999 parallel the revenue for the same period in 1998. The 1999-year is the second year of a two-year lease for property located at Sam Hamburg Farm.

Agricultural

Revenue from the grain drying and storage facility for the three months ended June 30, 1999 increased over the three months ended June 30, 1998. Due to weather conditions, more grain was harvested and received for storage during this period in 1999 than in 1998 as wet spring weather

                          DUNES HOTELS AND CASINOS INC.

                         QUARTERLY REPORT ON FORM 10-QSB

                       FOR THE PERIOD ENDED JUNE 30, 1999



delayed the 1998 harvest. It is expected that upon completion of harvest the 1999 revenue will parallel 1998 for the storage of the spring grain crops.

General

When compared with the three months ended June 30, 1998 operating expenses decreased by approximately $29,000. This decrease is consisted primarily of a reduction in administrative and general expenses consisting of a decrease in officers/office salaries ($33,000), a decrease in employee benefits ($6,000), director fees decrease ($4,000), a decrease in officers/directors liability insurance premiums ($6,000) offset by an increase in legal fees ($20,000).

Selling expenses associated with real estate operations increased by $12,000 for the three months ended June 30, 1999 compared with the three months ended June 30, 1998. Advertising expenditures increased ($15,000) and other expenses of ($9,000) were offset by decreases in association dues, taxes and utilitys costs due to fewer lots held for resale in 1999 than in 1998.

Advertising costs increased as result of increased newspaper and TV advertising. Other expense was attributable to geotechnical consulting services on various lots within the Fairways development.

Six months ended June 30, 1999 vs. six months ended June 30, 1998

Real Estate

         Revenues from the sale of real estate for the six months ended June 30, 1999 increased $522,000 compared to the six months ended June 30, 1998. The sale of the Solano Option in March 1999 ($533,333) and the "Success Payment," from Murieta Investors, LLC ($45,000), from the sale of one residential dwelling at The Fairways, accounts for the increase. This was offset by a decrease in lot sales, two lots sold during this period in 1999 compared with three lots sold during 1998.

Agriculture

         Storage revenue at the grain drying and storage facility increased by $37,000 in the six months ended June 30, 1999 compared with the six months ended June 30, 1998. The 1999 increase is a result from the bulk of the 1998 crop shipped out during this period coupled with a larger volume of 1999 grain crop received. In 1998 the spring grain crop harvest was delayed due to weather conditions. The total spring grain crop received in 1999 will equal that of 1998.

                          DUNES HOTELS AND CASINOS INC.

                         QUARTERLY REPORT ON FORM 10-QSB

                       FOR THE PERIOD ENDED JUNE 30, 1999

General

         Compared with the six months ended June 30, 1998 corporate operating expenses decreased by $88,000 in the six months ended June 30, 1999. The decrease is made up of salaries officer/office ($73,000), employee benefits ($16,000), director fees ($7,500) and officers/directors liability insurance ($12,000). This decrease was offset by an increase in legal fees ($20,000).

         The cost of real estate operations increased in the six months ended June 30, 1999 compared with the six months ended June 30, 1998. The most significant increase was advertising ($15,000) and geotechnical consulting services ($9,000). A reduction in the number of lots held for resale decreased the cost of association dues, utilities, and related expenditures ($17,000).

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended June 30, 1999, cash, cash equivalents and marketable securities increased by $59,000 from $3,948,000 at December 31, 1998, to $4,007,000 at June 30, 1999. The increase in cash was due primarily to the sale of the Solano Option. The most significant uses of cash during the three months ended June 30, 1999 consisted of cash used in operating activities ($155,000), payments on long-term and short-term debt ($229,000) and a decrease in investments of $559,000.

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

The Company believes that sources of required liquidity will be cash generated from the grain drying and storage facilities, anticipated lot sales at The Fairways, collection of notes receivable, and the cash available at June 30, 1999. Based on known commitments, the Company believes that the sources of cash described and the cash available at June 30, 1999 will be adequate to fund known liquidity requirements.

                          DUNES HOTELS AND CASINOS INC.

                         QUARTERLY REPORT ON FORM 10-QSB

                       FOR THE PERIOD ENDED JUNE 30, 1999



                                    PART II - OTHER INFORMATION
                                    ---------------------------

ITEM 1.  Legal Proceedings
-----------------------------
         None, except for the discussion contained in footnote 3 in Notes to Consolidated Condensed Financial Statements.

ITEM 2.  Changes in Securities
------------------------------
         Not applicable

ITEM 3.  Default Upon Senior Securities
---------------------------------------
         Dividends in arrears. See Note 5 of Notes to Consolidated Condensed Financial Statements for the quarter ended June 30, 1999.

ITEM 4.  Submission of Matters to a Vote of Security Holders
--------------------------------------------------------------
         Not applicable

ITEM 5.  Other Information
---------------------------
         None

ITEM 6.  Exhibits and Reports on Form 8-K
------------------------------------------
(a)      Exhibits

         27.01    Financial Data Schedule

(b)      Reports on Form 8-K

                  Form 8-K, dated July 21, 1999, wherein the Company reported that on July 6, 1999, it filed a Complaint In Interpleader in the Superior Court of the State of California for the County of Yolo and that on July 9, 1999, General Financial Services, GFS Acquisition Company, and J.B.A. Investments, Inc., filed a complaint against the Company in the United States District Court Northern District of New York.

                          DUNES HOTELS AND CASINOS INC.

                         QUARTERLY REPORT ON FORM 10-QSB

                       FOR THE PERIOD ENDED JUNE 30, 1999




                                   SIGNATURES
                                   ----------
         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSE THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                                                  DUNES HOTELS AND CASINOS INC.
                                                  -----------------------------
                                                            Registrant



Date: August 4, 1999                        By:  /s/ EDWARD PASQUALE
     ----------------                                ---------------------
                                                     Edward Pasquale,
                                                     President



                                           By:  /s/  MARVIN P. JOHNSON
                                                    -------------------
                                                    Marvin P. Johnson,
                                                    Principal Financial and
                                                    Accounting Officer