Form 10QSB
period 1999-09-30
DUNES HOTELS & CASINOS INC
filed 1999-11-12
CIK 24004

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549
                                   Form 10-QSB

(Mark One)
X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1999

____ Transition report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____________ to _____________ .

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,375,096 shares of common stock, $.50 par value as of October 29, 1999.

Transitional Small Business Disclosure Format (check one):  Yes     No X

                          DUNES HOTELS AND CASINOS INC.

                         QUARTERLY REPORT ON FORM 10-QSB

                     FOR THE PERIOD ENDED SEPTEMBER 30, 1999

                                      INDEX

                                                                           Page
Part 1. Financial Information

     Item 1. Financial Statements

     Consolidated Condensed Balance Sheets                                 3
     September 30, 1999 and December 31, 1998

     Consolidated Condensed Statements of Operations                       5
     for the three months ended September 30, 1999
     and 1998

     Consolidated Condensed Statements of Operations                       6
     for the nine months ended September 30, 1999
     and 1998

     Consolidated Condensed Statements of Cash Flows                       7
     for the nine months ended September 30, 1999
     and 1998

     Notes to Consolidated Condensed Financial                             8
     Statement

     Item  2. Management's Discussion and Analysis of
     Financial Condition and Results of Operations                         11

Part II.  Other Information

     Item 1. Legal Proceedings                                             16
     Item 2. Changes in Securities                                         16
     Item 3. Defaults Upon Senior Securities                               16
     Item 4. Submission of Matters to a Vote of Security Holders           16
     Item 5. Other Information                                             16
     Item 6. Exhibits and Reports on Form 8-K                              16

     Signatures                                                            17

                 DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEET

                    SEPTEMBER 30, 1999 AND DECEMBER 31, 1998
                             (Dollars in thousands)

                                     ASSETS



                                                                        September        December
                                                                        30, 1999         31, 1998
                                                                      ------------      ----------
                                                                       (Unaudited)

Cash and cash equivalents                                             $      3,875      $    3,120

Marketable securities                                                          785             828

Receivables
    Trade                                                                       22               9
    Related party, less allowance of $1,899 in 1999 and 1998                    37              37
    Real estate sales                                                          426             369

Inventory of real estate held for sale                                       3,542           3,950

Prepaid expenses                                                               147             115

Property and equipment, less accumulated depreciation
    and amortization, 1999, $697; 1998, $598                                 3,147           3,228

Real estate investment                                                                         544

Other assets                                                                     3               3
                                                                      ------------      ----------
                                                                      $     11,984      $   12,203
                                                                      ============      ==========




                                  (continued)

                 DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES

                    SEPTEMBER 30, 1999 AND DECEMBER 31, 1998
                             (Dollars in thousands)

                      LIABILITIES AND SHAREHOLDERS' EQUITY





                                                                        September        December
                                                                        30, 1999         31, 1998
                                                                      ------------      ----------
                                                                       (Unaudited)


Accounts payable                                                      $         39      $       25

Accrued expenses                                                               206             185

Due to former minority interest                                                320             320

Income taxes                                                                   307             307

Short-term debt                                                                                 49

Long-term debt and capital lease obligation                                  1,525           1,875

Accrued preferred stock dividends in arrears                                 1,299           1,245
                                                                      ------------      ----------
                                                                             3,696           4,006
                                                                      ------------      ----------

Shareholders' equity
    Preferred stock - authorized 10,750,000 shares ($.50 par);
        issued 10,512 shares Series B $7.50 cumulative preferred
        stock, outstanding 9,610 shares in 1999 and 1998, aggregate
        liquidation value $2,446 including dividends in arrears                  5               5

    Common stock - authorized 25,000,000 shares ($.50 par);
        issued 7,799,780 shares, outstanding 6,375,096 shares
        in 1999 and 1998                                                     3,900           3,900

    Capital in excess of par                                                25,881          25,881

    Deficit                                                                (19,498)        (19,589)
                                                                      ------------      ----------
                                                                            10,288          10,197
    Treasury stock at cost;  Preferred - Series B, 902 shares
        Common 1,424,684 shares in 1999 and 1998                            (2,000)         (2,000)
                                                                      ------------      ----------

        Total shareholders' equity                                           8,288           8,197
                                                                      ------------      ----------
                                                                      $     11,984      $   12,203
                                                                      ============      ==========



The accompanying notes are an integral part of these condensed financial statements.

                 DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                 THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                    (Dollars in thousands, except per share)

                                    UNAUDITED



                                                                          1999         1998
                                                                      ----------    ----------
Revenues
    Sales of real estate                                              $    1,208    $      128
    Rental income, agricultural properties                                    10            11
    Drying and storage revenues                                               54            58
                                                                      ----------    ----------
                                                                           1,272           197
                                                                      ----------    ----------
Cost and expenses
    Cost of real estate sold                                                 293           122
    Cost and expenses of rental income                                         1             1
    Cost of drying and storage revenues                                       75            71
    Selling, administrative and general
        Corporate                                                            162           158
        Real estate operations                                                75            67
    Loss on real estate investments                                                        100
    Depreciation                                                              33            33
                                                                      ----------    ----------
                                                                             639           552
                                                                      ----------    ----------

Gain/(loss) before other credits (charges) and income taxes                  633          (355)

Other credits (charges)
    Interest and dividend income                                              63            65
    Interest expense                                                         (42)          (55)
    Loss on marketable securities, net                                       (28)          (11)
    Other                                                                      4           (23)
                                                                      ----------    ----------
                                                                              (7)          (24)
                                                                      ----------    ----------

Gain/(loss) before income taxes                                              626          (379)

Income taxes                                                                                (9)
                                                                      ----------    ----------

Net gain/(loss)                                                       $      626    $     (388)
                                                                      ==========    ==========

Weighted average number of shares outstanding                          6,375,096     6,375,096

Gain/(loss) per common share                                          $     0.10    $    (0.06)
                                                                      ==========    ==========



The accompanying notes are an integral part of these financial statements

                               DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES

                              CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                               NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                  (Dollars in thousands, except per share)

                                                 UNAUDITED



                                                                          1999         1998
                                                                      ----------    ----------

Revenues
    Sales of real estate                                              $    1,986    $      383
    Rental income, agricultural properties                                    36            41
    Drying and storage revenues                                              147           114
                                                                      ----------    ----------
                                                                           2,169           538
                                                                      ----------    ----------
Cost and expenses
    Cost of real estate sold                                               1,010           380
    Cost and expenses of rental income                                         3             3
    Cost of drying and storage revenues                                      225           290
    Selling, administrative and general
        Corporate                                                            506           589
        Real estate operations                                               183           167
    Loss on real estate investment                                                         100
    Depreciation                                                              99            96
                                                                      ----------    ----------
                                                                           2,026         1,625
                                                                      ----------    ----------

Gain/(loss) before other credits (charges) and income taxes                  143        (1,087)

Other credits (charges)
    Interest and dividend income                                             176           186
    Interest expense                                                        (131)         (145)
    Loss on marketable securities, net                                       (43)          (19)
    Other                                                                     11          (164)
                                                                      ----------    ----------
                                                                              13          (142)
                                                                      ----------    ----------

Gain/(loss) before income taxes                                              156        (1,229)

Income taxes                                                                 (12)          (11)
                                                                      ----------    ----------

Net gain/(loss)                                                       $      144    $   (1,240)
                                                                      ==========    ==========

Weighted average number of shares outstanding                          6,375,096     6,375,096

Gain/(loss) per common share                                          $     0.02    $    (0.20)
                                                                      ==========    ==========




The accompanying notes are an integral part of these financial statements

                 DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                  NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                             (Dollars in thousands)

                                    UNAUDITED


                                                                          1999         1998
                                                                      ----------    ----------

Cash flows from operating activities:
    Net cash provided by (used in) operating activities               $      643    $     (832)
                                                                      ----------    ----------

Cash flows from investing activities:
    Decrease (increase) in investments                                       587           (52)
    Increase in notes receivable                                            (101)          (76)
    Purchase of equipment                                                    (18)         (131)
                                                                      ----------    ----------
                                                                             468          (259)
                                                                      ----------    ----------

Cash flows from financing activities
    Decrease in long-term debt                                              (350)         (263)
    (Decrease) increase in short-term debt                                   (49)           20
                                                                      ----------    ----------
                                                                            (399)         (243)
                                                                      ----------    ----------

Increase (decrease) in cash and cash equivalents                             712        (1,334)

Cash and cash equivalents, beginning of period                             3,948         4,299
                                                                      ----------    ----------

Cash and cash equivalents, end of period                              $    4,660    $    2,965
                                                                      ==========    ==========




The accompanying notes are an integral part of these condensed financial statements.

                          DUNES HOTES AND CASINOS INC.

                        QUARTERLY REPORT ON FORM 10-QSB

                    FOR THE PERIOD ENDED SEPTEMBER 30, 1999


1.   Basis of presentation:

     The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results of operations for the interim periods.

     The results of operations for the nine months ended September 30, 1999, are not necessarily indicative of the results to be expected for the full year. A more detailed discussion of the Company's financial position is described in the Company's Form 10-KSB for the year ended December 31, 1998.

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

3.   Control of registrant:

     John B. Anderson (Anderson), the Company's allegely controlling stockholder and former Chairman of the Board of Directors of the Company, and entities owned or controlled by him (Anderson Entities) own approximately 67.2 % of the Company's common stock. See Note 11(b) in the Company's Form 10-KSB for the year ended December 31, 1998 regarding litigation between Anderson and the Federal Deposit Insurance Corporation (the FDIC). Each entity related or controlled by Anderson will hereinafter be identified as an Anderson Entity. As discussed, Anderson's ownership in the Anderson Entities is currently subject to litigation.

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

                          DUNES HOTES AND CASINOS INC.

                        QUARTERLY REPORT ON FORM 10-QSB

                    FOR THE PERIOD ENDED SEPTEMBER 30, 1999


3.   Control of registrant (continued):

     On July 6, 1999, the Company filed a Complaint In Interpleader in the Superior Court of California, County of Yolo and deposited the Shares with the Court. The State Action was filed against GFS, Anderson and the FDIC to resolve conflicting claims concerning who has the power to transfer and otherwise dispose of the Shares and by whom voting and other rights connected with the Shares may be exercised. On July 26, 1999 the State Action was removed to the United States District Court for the Eastern District of California and on September 20, 1999 was transferred to the United States District Court for the District of Nevada (The Nevada Federal Action) where it is now pending.

     The Company is unable to predict the outcome of the Nevada Federal Action and has no ownership interest in the shares. However, the Nevada Federal Action may result in a change of control of the Company. A more detailed discussion is described in the Company's Form 8-K filed on July 21, 1999.

     On July 9, 1999, GFS filed a complaint against the Company in the United States District Court Northern District of New York (the New York Federal Action) seeking, among other things, a permanent injunction requiring the Company to give possession of the Shares to GFS. The Federal Court issued a temporary restraining order which restrained the Company from disposing of the Shares or transferring or disposing any of its assets outside of the ordinary course of business. The Company opposed the action and relief sought. On October 12, 1999 the Federal Court dismissed the action and dissolved the temporary restraining order.

4.   Contingencies:

     (a) As of September 30, 1999, there were no material legal proceedings pending against the Company. Subsequent to September 30, 1999, see
          Note 3 above regarding legal proceedings that may have a material adverse effect on the Company.

     (b) SHF was advised in 1991 of possible contamination at Sam Hamburg Farm of approximately 5,000 cubic yards of contaminated earth. The Company, through its chemical and toxic clean-up consultant, has been working with the California State Environmental Protection Agency in seeking alternate means to the disposal in toxic dump sites of the chemical and toxic-laden soil.

                          DUNES HOTES AND CASINOS INC.

                        QUARTERLY REPORT ON FORM 10-QSB

                    FOR THE PERIOD ENDED SEPTEMBER 30, 1999



          Because of the ongoing testing, the State has not imposed a disposal date upon the Company. Cost of disposal is estimated at $100 per cubic yard or approximately $500,000. However, if on-site remediation can be achieved, it is estimated that the cost will be between $90,000 and $115,000. The Company is unable to predict when the ongoing testing will be complete or what the outcome of these tests will be. Accordingly, the estimates could materially change as the testing and remediation work continues.

     (c) The Company had received a notice from the State of California Franchise Tax Board (FTB) wherein the FTB stated that one of the Company's subsidiaries owed California franchise tax of approximately $316,000, plus approximately $350,000 in penalties and interest resulting from the foreclosure sale of certain real property owned by the subsidiary. The Company appealed this matter to the California State Board of Equalization (SBE) which ruled in favor of the Company on one point and ruled in favor of FTB on another. Both sides appealed and the SBE agreed to rehear the case in July 1999. In September 1999 the SBE ruled in favor of the Company on all points and in October 1999 the SBE withdrew it's assessment.

     (d) The Company has been notified that the FTB is examining its 1995 tax return. The FTB is questioning the Company's reporting of approximately $7,700,000 of income as being exempt from the 9.3% California tax. The Company disagrees with the FTB and plans to oppose any assessment of additional taxes or interest.

5.   Income/(loss) per common share:

     Income/(loss)   common  share  has  been   computed  by  dividing  the  net
     income/(loss), plus the accrued dividends applicable to the Series B Preferred stock ($54,000), for the nine months ended September 30, 1999 and 1998 by the number of shares outstanding (6,375,096) as of September 30, 1999 and 1998. Dividends on non-convertible preferred stock, Series B, are deducted from income or added to the loss applicable to common shares. Dividends on the Company's Series B Preferred stock have not been paid since the first quarter of 1982. The Company is in arrears on such dividends in the amount of approximately $1,299,000 as of September 30, 1999. The Company has no present intention to pay dividends on either its common or preferred shares.

                          DUNES HOTELS AND CASINOS INC.

                         QUARTERLY REPORT ON FORM 10-QSB

                     FOR THE PERIOD ENDED SEPTEMBER 30, 1999


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

                          DUNES HOTES AND CASINOS INC.

                        QUARTERLY REPORT ON FORM 10-QSB

                    FOR THE PERIOD ENDED SEPTEMBER 30, 1999



OVERVIEW

REAL ESTATE

FAIRWAYS

In December 1996 the Company sold 6 lots to Murieta Investors, LLC (MI) for the greater of $40,000 per lot or 20% of the gross sales price of the residential dwelling (Success Payment). To date MI has constructed 4 dwelling units and has not started any construction on the remaining 2 lots. One dwelling was sold during the first quarter of 1999 and the Company received a Success Payment in the amount of $43,600. Two sales occurred during the third quarter of 1999 and the Company received success payments of $94,200.

The Company plans to initiate a sales program with independent builders to complete The Fairways. The program will be similar to the MI program and it is expected that several builders will participate.

In addition, beginning in May of 1999, advertising expenditures were increased. An advertising campaign featuring TV and newspaper advertising was begun with an initial expenditure of approximately $20,000. It is anticipated that this will generate additional sales.

AGRICULTURAL

The Company operates a grain drying and storage facility. The drying facility is financed by a 5-year lease, which commenced in March 1998. At the end of the lease the Company will obtain title to the drying facility. The Company leases half of its storage facility to one customer under a contract for grain storage, which expires in May 2002. If the Company were to lose this customer it would have a material adverse effect on the Company's agricultural segment.

The Company did not dry or store rice during the last two crop years which normally commences in September. Without the drying, there will be no rice storage revenue, which in 1997 was approximately $520,000. The Company has reorganized the management of its drying and storage facility and is seeking new customers to store other grain(s) at this time.

OTHER

The California State Board of Equalization appeal hearing to determine the amount of Franchise Tax, if any, that may be due as a result of the sale of certain real property in San Diego, California was held in July 1999. The Company was notified in October 1999 that the Franchise Tax Board has withdrawn the assessment.

                          DUNES HOTES AND CASINOS INC.

                        QUARTERLY REPORT ON FORM 10-QSB

                    FOR THE PERIOD ENDED SEPTEMBER 30, 1999


The Company has been notified that the FTB is examining its 1995 tax return. The FTB is questioning the Company's reporting of approximately $7,700,000 of income as being exempt from the 9.3% California tax. The Company disagrees with the FTB and plans to oppose any assessment of additional taxes or interest.

The Company has no present intentions to pay dividends on either its common or preferred stock.

OPERATING RESULTS

Three months ended September 30, 1999 vs. the three months ended September 30, 1998.

Real Estate

The increase in revenues from the sale of real estate for the three months ended September 30, 1999 when compared to the three months ended September 30, 1998 resulted from three lots being sold in 1999 while two lots were sold in 1998. Also contributing to the increase in revenues were the "Success Payments" from Murieta Investors, LLC. Sales at The Fairways continue to be slow. Real estate revenue also increased due to the sale of 2.16 acres of industrial property in Las Vegas, Nevada in the amount of $836,000.

Net rental income from agricultural properties for the three months ended September 30, 1999 parallel the revenue for the same period in 1998. The 1999-year is the second year of a two-year lease for property located at Sam Hamburg Farm.

Agricultural

Revenue from the grain drying and storage facility for the three months ended September 30, 1999 decreased from the three months ended September 30, 1998.
During the three months ended September 1999 the Company received wheat for storage only and did not dry any grain resulting in a decrease in revenue.

General

When compared with the three months ended September 30, 1998 administrative and general expenses increased by approximately $5,000. Increases in legal fees ($23,000), directors consulting fees and expenses ($7,800) were offset by decreases in officers/office salaries ($21,000), office expense ($1,000) and officer/directors liability insurance premiums ($4,000).

Selling expenses associated with real estate operations increased by $8,000 for the three months ended September 30, 1999 compared with the three months ended September 30, 1998.

                          DUNES HOTES AND CASINOS INC.

                        QUARTERLY REPORT ON FORM 10-QSB

                    FOR THE PERIOD ENDED SEPTEMBER 30, 1999


Advertising expenditures increased ($30,000) and other expenses increases of ($2,000) were offset by decreases in association dues, taxes and utilitys costs due to fewer lots held for resale in 1999 than in 1998.

Advertising costs increased as result of increased newspaper and TV advertising. Other expense was attributable to geotechnical consulting services on various lots within the Fairways development.

Nine months ended September 30, 1999 vs. nine months ended September 30, 1998

Real Estate

Revenues from the sale of real estate for the nine months ended September 30, 1999 increased $1,603,000 compared to the nine months ended September 30, 1998. The sale of the Solano Option in March 1999 ($533,333) and the "Success Payments," from Murieta Investors, LLC ($140,000), the sale of 2.16 acres of industrial property in Las Vegas ($836,000) and lot sales at The Fairways account for the increase.

Agriculture

Storage revenue at the grain drying and storage facility increased by $33,000 in the nine months ended September 30, 1999 compared with the nine months ended September 30, 1998. The 1999 increase is a result from the bulk of the 1998 crop shipped out during this period.

General

Compared with the nine months ended September 30, 1998 corporate operating expenses decreased by $83,000 in the nine months ended September 30, 1999. The decrease is made up of salaries officer/office and related benefits ($118,000), officers/directors liability insurance ($15,000), and office expense ($8,000). This decrease was offset by an increase in legal fees ($41,000), and an increase in directors consulting fees and expenses ($25,000).

The cost of real estate operations increased in the nine months ended September 30, 1999 compared with the nine months ended September 30, 1998. The most significant increase was advertising ($45,000). A reduction in the number of lots held for resale decreased the cost of association dues, utilities, and related expenditures ($29,000).

                          DUNES HOTES AND CASINOS INC.

                        QUARTERLY REPORT ON FORM 10-QSB

                    FOR THE PERIOD ENDED SEPTEMBER 30, 1999


LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended September 30, 1999, cash, cash equivalents and marketable securities increased by $712,000 from $3,948,000 at December 31, 1998, to $4,660,000 at September 30, 1999. The most significant sources of cash during the nine months ended September 30, 1999, were from operations ($643,000); payments on long-term and short-term debt ($399,000) and a decrease in investments of $587,000.

The Company believes that its primary requirements for liquidity in the coming fiscal year will be to fund ongoing expenses at The Fairways, which include, among other things, association dues, water and sewer fees and property taxes; to fund the required payments on the note to Beal Bank; to fund the required payments due on the grain dryer financing; to fund costs that may be incurred relating to the toxic clean-up at Sam Hamburg Farm; to fund any tax payment that might be due to the California Franchise Tax Board; and to fund general and administrative expenses. In addition, the Company may be required to fund certain costs relating to a possible stockholder meeting.

The Company believes that sources of required liquidity will be cash generated from anticipated lot sales at The Fairways, collection of notes receivable, and the cash available at September 30, 1999. Based on known commitments, the Company believes that the sources of cash described and the cash available at September 30, 1999 will be adequate to fund known liquidity requirements.

                          DUNES HOTES AND CASINOS INC.

                        QUARTERLY REPORT ON FORM 10-QSB

                    FOR THE PERIOD ENDED SEPTEMBER 30, 1999


                           PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

        None, except for the discussion contained in footnote 3 in Notes to Consolidated Condensed Financial Statements.

ITEM 2.  Changes in Securities

        Not applicable

ITEM 3.  Default Upon Senior Securities

        Dividends in arrears. See Note 5 of Notes to Consolidated Condensed Financial Statements for the quarter ended September 30, 1999.

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


                                   DUNES HOTELS AND CASINOS INC.
                                             Registrant



Date:November 10, 1999             By:  /s/ Edward Pasquale
                                        Edward Pasquale, President



                                   By:  /s/ Marvin P. Johnson
                                        Marvin P. Johnson
                                        Principal Financial and Accounting
                                        Officer