Form 10KSB
period 1999-12-31
DUNES HOTELS & CASINOS INC
filed 2000-03-27
CIK 24004

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C., 20549
                                   FORM 10-KSB
(Mark One)

 X Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1999 or

     Transition report  pursuant to Section 13 or 15(d) of the  Securities
     Exchange Act of 1934 for the transition period from    to    .


Commission File No. 1-4385

                          DUNES HOTELS AND CASINOS INC.
                          ----------------------------
             (Exact name of registrant as specified in its charter)

            NEW YORK                                      11-1687244
---------------------------------           ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

   4600 Northgate Boulevard, Suite 130, Sacramento, California    95834
   -----------------------------------------------------------  ----------
            (Address of principal executive offices)            (Zip Code)

       Registrant's telephone number, including area code: (916) 929-2295


          Securities Registered Pursuant to Section 12(b) of the Act:

                                                        Name of each exchange
Title of each class                                       on which registered
-------------------                                     ----------------------
       NONE                                                     NONE

          Securities Registered Pursuant to Section 12(g) of the Act:

                                                    Series B, $7.50 Cumulative
Common Stock, $.50 par value                    Preferred Stock, $.50 par value
----------------------------                   --------------------------------
      (Title of class)                                   (Title of class)

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

State issuer's revenues for its most recent fiscal year:  $2,394,000

     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant (1,240,918 common shares) computed by reference to the price at March 17, 2000 ($.875 per share) was approximately $1,085,803. No market value is assigned to the Series B preferred stock. See "Item 5. Market for Registrant's Common Equity and Related Matters".

The number of shares of common stock outstanding as of March 17, 2000 was 5,094,340.

               Documents Incorporated by Reference - Not Applicable

This document consists of      pages with exhibits,     pages without exhibits.

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

         The Company's real estate segment develops and sells completed residential lots at The Fairways primarily to builders of custom homes and to the general public located in and around the greater Sacramento, California area.

         The agricultural segment dries harvested grain over a two-month period (approximately September 15 to November 15) and stores, for a fee, the dried grain until it is removed by the owner. The Company stores grain principally for one customer under a contract which expires in May 2002. This contract accounts for approximately 50% of the storage capacity and 98% of the storage revenue. During the year ended December 31, 1999, the Company did not have any contracts for drying grain but is seeking such contracts in 2000. If the Company were to lose its storage customer, fail to obtain drying contracts or the crop yield is low, it would have a material adverse effect on the Company's agricultural segment.

REAL ESTATE SEGMENT:

THE FAIRWAYS

         The Company, through SHF, developed approximately 50 acres of real property as a residential planned unit development known as "The Fairways" in Rancho Murieta, California. Rancho Murieta is a 3,500 acre master planned unit development located approximately 25 miles from Sacramento, California. Rancho Murieta consists primarily of single family homes, town houses, commercial property and two 18-hole championship golf courses, including country club facilities. The Fairways, located within the boundaries of one of the golf courses at Rancho Murieta, was subdivided into 110 single family estate lots. As of March 24, 2000, 34 lots remain unsold.

         In connection with its development of The Fairways, SHF was required to construct certain improvements that benefited not only The Fairways, but other properties that lay outside of the boundaries of The Fairways (the Benefited Properties). The net cost of the improvements to the Benefited Properties was $1,140,900 and SHF expects to be reimbursed for these costs if the Benefited Properties are developed. SHF's right to reimbursement will expire in September 2015. The Company is unable to predict what amount, if any, will be received as reimbursement. The rights to reimbursement are personal to SHF and do not run with The Fairway's property unless assigned by SHF.

          Until 1999, all of the unsold lots in The Fairways were encumbered by a deed of trust in favor of Beal Bank which required a $40,000 payment for the release of each encumbered lot. In November 1999, the note was paid in full and the lien of the deed of trust was released.

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

         The agreement also provided for MI to have an option to acquire 36 additional lots at various prices. If two consecutive options are not exercised then the remaining options are terminated. MI did not exercise the December 1, 1998 option and the June 1, 1999 option. During June 1999, the Company notified MI that the remaining options were terminated.

SAM HAMBURG FARM

         MRI owns approximately 150 acres of agricultural property called Sam Hamburg Farm (Hamburg Farm) in Merced County, California. MRI's 150 acres are operated by SHF. Of the 150 acres, 40 acres contain the airstrip and the shop areas which are the focus of continuing attempts at chemical clean-up. The remaining 110 acres are leased to one tenant at an annual aggregate rental of approximately $24,000. The current lease commences January 2000 for a period of two years.

         The Company has been advised that the 40 acres contains approximately 5,000 cubic yards of contaminated earth. The Company, through its chemical and toxic clean-up consultant, has been working with the California State Environmental Protection Agency, in seeking alternate means to the disposal in toxic dump sites of the chemical and toxic-laden soil.

         Because of ongoing testing, the State has not imposed a disposal date upon the Company. Cost of disposal is estimated at $100 per cubic yard or approximately $500,000. However, if on-site remediation can be achieved, it is estimated the cost will be up to $170,000. The Company is unable to predict when the ongoing testing will be completed or what the outcome of these tests will be. Accordingly, the estimates could materially change as the testing and remediation work continues.


AGRICULTURAL SEGMENT:

GRAIN STORAGE AND DRYING FACILITIES

         Since 1990, SHF owns a grain storage facility (the "Storage Facility") located in Yolo County, California. The Storage Facility generally stores, for a fee, grains owned principally by Adam's Grain Company.
The Storage Facility can store approximately 34,000 tons of grain.

         In 1997, the Company entered into a financing lease agreement for its drying facility which is adjacent to the Storage Facility. The lease is for five years commencing March 1998, the monthly rental is $25,122 and the Company can buy the drying facility for $1 at the end of the lease. The lease is collateralized by the drying facility, a deed of trust on certain parcels of property including the parcel on which the Storage Facility is located and the guarantees of MRI and the Company. Before the Guarantors are liable for any deficiency, the leasing company must first proceed against the drying facility and the additional collateral.

OTHER ACTIVITIES:

CERTAIN LOANS

         From time to time the Company has entered into certain transactions and has made loans to various Anderson Entities, Anderson Related Entities, Directors and Executives of the Company and other unrelated third parties. All loans to related parties were approved by the Company's Audit Committee. See Item 3. Legal Proceedings and Item 12. Certain Relationships and Related Transactions.

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

         With respect to the Company's agricultural real estate, the Company competes for tenants with other regional or local agricultural properties in the area of California where the Company's property is located. Leasing property to prospective tenants is generally determined on the basis of, among other things, lease rates and quality of top soil. The Company's leases of agricultural property are generally for a period of 2 years.

AGRICULTURAL SEGMENT:

         With respect to the Company's grain drying and storage operations, the Company competes with other grain drying and storage companies in Northern California. The grain drying operation is seasonal and runs from approximately September 15 to November 15. The storage facility, depending on the types of grain being stored, operates on a year around basis. The drying and storage operations are impacted by the number of acres grown, the yield per acre, weather conditions and government programs. Because the Company stores grain for principally one customer, the loss of that customer could have a material adverse effect on the grain drying and storage operation.

SALES AND MARKETING

         The Company employs a sales consultant for the sale of its residential lots at the Fairways, although sales by independent real estate brokers are also encouraged. The residential lots are marketed primarily by means of media advertising, customer referrals and realtor contacts. Selling prices are set based on the local market conditions and competitive factors. The agricultural properties are marketed to farmers in the surrounding area where the agricultural property is located. The grain drying and storage operation is marketed to principally one customer but the Company is attempting to obtain additional customers.

REGULATION

         The Company must comply with various federal, state and local zoning, building, pollution, environmental, health, and advertising ordinances, rules and regulations, including regulations relating to specific building materials to be used, building design, minimum elevations of properties and emissions from the grain drying and storage facilities.

EMPLOYEES

         At March 24, 2000, the Company had 4 employees. None of the Company's employees are covered by collective bargaining agreements. The Company believes its employee relations to be satisfactory.

ITEM 2.  DESCRIPTION OF PROPERTY

REAL ESTATE SEGMENT:

The Fairways

         The Fairways is comprised of approximately 50 acres of land which has been developed into 110 single family estate lots of which 34 remain unsold as of March 24, 2000. It is located in Rancho Murieta, California, adjacent to Highway 16, approximately 25 miles southeast of Sacramento. The land is encumbered by bonds in the approximate amount of $99,000, which is the pro rata share of a bonded indebtedness incurred that enabled the Rancho Murieta Community Services District to acquire the water and sewer facilities that serve the community of Rancho Murieta, which includes the Fairways. The bonded indebtedness will be assumed, pro rata, by the individual lot buyers.

Sam Hamburg Farm

         Sam Hamburg Farm consists of approximately 150 acres remaining from an original 4,600 acres of agricultural land. The remaining land is located in the most southwesterly corner of Merced County, California approximately two miles east of Interstate Highway 5. It is approximately ten miles south of the city of Los Banos, California. The Company leases the remaining 110 acres to one tenant, who grows annual crops. The terms of the leases are usually two crop years on a cash rent basis. See "Item 1. Business - Real Estate Segment - Sam Hamburg Farm".

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

ITEM 3.  LEGAL PROCEEDINGS

         Federal Deposit Insurance Corporation, et al. v. John B. Anderson et al., United States District Court, District of Nevada, Case No. CV-S-95-00679-PMP (LRL), instituted on July 14, 1995. John B. Anderson (Anderson), a director of the Company, Edith Anderson (Anderson's wife), Cedar Development Co. (Cedar), J.A Inc (JA), J.B.A. Investments Inc, (JBA and, collectively with Anderson, his wife, Cedar, and JA, the Anderson Parties) are involved in litigation (the Anderson Litigation) with the Federal Deposit Insurance Corporation (the FDIC). This matter is more fully described in the Company's Form 10-K for the year ended December 31, 1997, see "Item 3. Legal Proceedings - Federal Deposit Insurance Corporation, et al. v. John B. Anderson, et al."

         Until December 11, 1997, Anderson was the President and Chairman of the Board of the Company and Chairman of the Board of various subsidiaries of the Company. Prior to the events described herein, Anderson asserts, through his ownership of Cedar, the parent of Baby Grand Corp. (BGC) and JBA, owned approximately 4,280,756 shares or 67.2% of the then Company's outstanding common stock (the Common Stock). Of those shares (i) 3,000,000 shares (the FDIC Pledged Shares) have been pledged as collateral in favor of entities of which General Financial Services, Inc. (GFS) since June 1999 is a successor and/or assign, and
(ii) 1,280,756 shares (the BGC Pledged Shares) had been pledged as collateral in favor of a subsidiary of the Company.

         In June 1999, the FDIC sold a portion of its loan, together with the underlying security and a part of the judgement against Anderson Parties to GFS. Included in the sale was the pledged FDIC shares.

         GFS attempted to exercise its rights under the judgement and demanded that the Company transfer ownership of the FDIC Pledged Shares to itself but Mr. Anderson objected, claiming that there was no change in ownership of the shares. The Company in turn filed on July 6, 1999, a Complaint in Interpleader in Superior Court of California. The jurisdiction of the action was removed and transferred on September 20, 1999 to the United States District

Court for the District of Nevada as DUNES HOTELS AND CASINOS INC. v. J.B.A. INVESTMENTS, INC. et al. Case No. CV-S-99-1470-PMP (RJJ).

         On January 5, 2000, The Nevada District Court ordered that the Company hold a shareholders' meeting on or before April 14, 2000 and that GFS was entitled to vote the FDIC Pledged Shares at that meeting. In addition to its interest in the FDIC Pledged Shares, GFS has reported that it owns 853,422 shares of the Company's common stock acquired in the open market during 1999 and January 2000, or approximately a total of 60% of the then outstanding stock.

         Since 1998, the BGC Pledged Shares have been under the jurisdiction of the US Bankruptcy Court in Las Vegas, NV, since BGC filed a petition under Chapter 7. On February 22, 2000, the Company was granted its motion in Bankruptcy Court to allow it to foreclose on the BGC Pledged Shares. On March 3, 2000, the Company foreclosed on the BGC Pledged Shares and placed them in the treasury. GFS is now able to vote 75.6% of the outstanding stock (GFS Shares). See "Item 14. Subsequent Events, Notes To Consolidated Financial Statements."

         Because GFS is able to exercise voting rights with respect to the GFS Shares, GFS could exercise substantial influence with respect to the election of the entire Board of Directors of the Company and all matters submitted to stockholders. Therefore, GFS is able to significantly influence the direction and future operations of the Company, including decisions regarding future financing (which could involve the issuance of additional Common Stock or other securities) and decisions regarding the day-to-day operations of the Company's real estate and agricultural operations. If it is determined that GFS owns the FDIC Pledged Shares, it would then own 75.6% of the Company and GFS would have ownership, rather than only significantly control the election of the entire Board of Directors of the Company and all other matters submitted to stockholders.

         If there has been an ownership change for purposes of Section 382 of the Internal Revenue Code of 1986, as amended (the Code), then there is a limitation on the amount of income that can be offset by NOL carryovers. In general, an ownership change occurs when a major shareholder of a loss corporation increases their ownership by more than 50 percentage points, which is tested over a three-year period. Regardless of what action, if any, GFS should determine to take with respect to the Company, if the District Court of Nevada finds in favor of GFS with respect to the transfer of the pledged shares, an ownership change of more than 50 percentage points will have occurred at the date the shares were actually acquired by GFS. At December 31, 1999, the Company has a net operating loss carry forward (NOL) of approximately $53,246,000. The Board of Directors believes this NOL represents a valuable asset to the Company which may or may not be utilized in future years. When GFS purchased a portion of the FDIC loan in June 1999, there could be a deemed change in ownership under the Code if it is determined that this action is inconsistent with a typical lending transaction. It is possible that the Internal Revenue Service could take the position that the events within a three-year period, taken together with the events described above, have already resulted in a change in ownership under the Code. If there is a change of ownership under the Code, the value of the Company's NOL would be materially adversely reduced or eliminated. There can be no assurance that a change of ownership will not occur or has not already occurred. In various court pleadings, GFS has asserted that it owns the FDIC Pledged Shares. Mr. Anderson disagrees with this assertion and the decision in the interpleader action will determine ownership.

         On January 28, 2000, the Company entered into a non-binding letter of intent with USI Corp whereby the Company would acquire not less than 3,000 shares of Series B Preferred Stock of the Company valued at $275 per share, based upon the liquidation value and accrued but unpaid dividends on such Series B Preferred Stock, in exchange for shares of the Company's Common Stock valued at $.70 per share. The entering into the transaction was subject to a number of conditions, including entering into a definitive stock purchase agreement, an independent third party appraiser confirming the value of the Series B Preferred Stock and Common Stock and the overall transaction, and determination by the United States District Court, District of Nevada (No. CV-5-99-1470-PMP (RJJ)), that the proposed stock purchase agreement was not subject to the Court's order of January 6, 2000. Although the Company and USI had entered into subsequent discussions regarding the acquisition of additional Common Stock, no definitive agreement has been entered into.

         On March 23, 2000, GFS and GFS Acquisition served the Company with an emergency motion for temporary restraining order and amendment of preliminary injunction in the United States District Court for the District of Nevada (Case No. CV-S-99-1470-PMP-(RJJ)) seeking the Company from (1) issuing new shares of common or preferred stock; (2) continuing or completing a purported transaction with USI; (3) doing anything that will hinder or effect GFS' majority voting control of the Company; and (4) changing the status quo concerning ownership of the Company as of January 6, 2000, except as to transactions previously approved by GFS. The litigation relates to a purported transaction with USI Corp. The hearing for the emergency motion has been scheduled for March 28, 2000, and the Company has not yet responded to the motion.


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

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The principal United States market in which the Company's common stock is traded is the over-the-counter market. The Company's symbol for its common stock is "DUNE". There is no established public trading market for the Company's Series B preferred stock. Neither the Company's common stock nor the Company's preferred stock is listed for trading on an exchange.

         The following table sets forth for the periods indicated the range of the high and low bid quotations for the Company's common stock as quoted on the OTC Bulletin Board. The reported bid quotations reflect inter-dealer prices, without retail markup, markdown or commissions, and may not necessarily represent actual transactions.

             1999                                 HIGH                      LOW
         -----------                              ----                      ---
         1st Quarter                              .25                       .19
         2nd Quarter                              .83                       .21
         3rd Quarter                              .89                       .50
         4th Quarter                              .78                       .68

             1998                                 HIGH                      LOW
         -----------                              ----                      ---
         1st Quarter                              .44                       .25
         2nd Quarter                              .37                       .28
         3rd Quarter                              .32                       .15
         4th Quarter                              .19                       .14

         At December 31, 1999, the Company's transfer agent reported that there were approximately 1,805 holders of record of the Company's common stock, and approximately 757 holders of record of the Company's Series B $7.50 cumulative, voting and non-convertible Preferred Stock with a liquidating value of $125 per share.

         Dividends on the Company's common stock have not been paid since the second quarter of 1979. Dividends on the Company's Series B preferred stock have not been paid since the first quarter of 1982. The Company is in arrears on such dividends in the amount of approximately $1,317,000 as of December 31, 1999. The Company has no present intention to pay dividends on either its common or preferred shares in the near future.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATION

         The Consolidated Financial Statements and Notes thereto are an integral part of this report, including this Item 6, and are incorporated herein by this reference and should be read in conjunction herewith.

         Certain information included herein contains statements that are forward-looking, such as anticipated liquidity requirements for the coming fiscal year, anticipated sources of liquidity for the coming fiscal year, the impact of anticipated asset sales, and potential changes in control of the Company. Such forward-looking information involves important risks and uncertainties that could significantly affect the Company's financial condition and future results of operations, and accordingly, such future financial condition and results of operations may differ from those expressed in any forward-looking statements made herein. These risks and uncertainties include, but are not limited to, those risks relating to actual costs necessary to clean-up certain real property chemical contamination, real estate market conditions and general economic conditions, the abilities of certain third parties to obtain financing and otherwise perform under real estate purchase agreements, and the outcome of certain litigation and other risks. The Company cautions readers not to place undue reliance on any such forward-looking statements, and, such statements speak only as of the date made.

YEAR 2000 ISSUE

         The Company has addressed the possible exposures related to the impact on its computer systems of the Year 2000. Key financial information and operational systems have been assessed. As of March 24, 2000, all systems are functioning properly.

OVERVIEW

REAL ESTATE

FAIRWAYS

In October 1996, the Company and Murieta Investors, LLC, (MI) signed a Purchase and Option Agreement which provides that MI will purchase from the Company 6 lots at The Fairways at $40,000 per lot plus payment of the park fees applicable to the lots purchased. In addition, the Company may receive contingent consideration equal to 20% of the gross sales price of each residential dwelling sold less $40,000 (a "Success Payment). During 1999, the four residential dwellings were sold by MI and the Company received Success Payments in the amount of $174,980. Construction has not started on the two remaining lots.

The agreement also provided for MI to have options to acquire 36 additional lots at various prices. The options are exercisable starting December 1, 1998 (6 lots) and every six months thereafter (4 lots each). If two consecutive options are not exercised then the remaining options are terminated. MI did not exercise the December 1, 1998 option and the June 1, 1999 option. During June 1999, the Company notified MI that the remaining options were terminated.

AGRICULTURAL

The Company operates a grain drying and storage facility. The drying facility is financed by a 5 year lease which commenced in March 1998. At the end of the lease, the Company will obtain title to the drying facility.

OPERATING RESULTS

Net loss for the year ended December 31, 1999 decreased by approximately $1,136,000 when compared with the year ended December 31,1998. This was due to a number of factors including:

     (1) A increase in profit from the sale of real estate primarily due to the sale of the 2.16 acres of industrial property in Las Vegas, Nevada.

     (2)  A decrease in bad debt expense.

     (3)  A decrease in interest expense.

1999 vs. 1998

Real estate

         The major increase in real estate revenues and profits in 1999 was due to the sale of the 2.16 acres of industrial property in Las Vegas, Nevada for $846,800 and the sale of the Solano Option for $533,000. Sales at The Fairways were 6 lots in 1999 compared to 6 lots in 1998 and continue to be slow.

Agricultural

         Grain drying and storage losses in 1999 increased by approximately $80,000 when compared with 1998. For the year ended December 31, 1999 drying and storage revenue was $168,000 compared to $370,000 for the prior year. This decrease is primarily due to a decrease in drying and storage revenue of $200,000. The 1999 revenue decrease consisted of $75,000 less drying revenue and $120,000 less rice overage revenue compared to 1998. It was anticipated that the facility would dry rice during the 1999 season, however, due to the lower yields of rice acreage grown, there was no rice available to dry. The rice overage revenue in 1998 resulted from the sale of rice overage from the 1997 crop.

General

         Selling, administrative and general expenses in total decreased approximately $78,000. The major contributors to the decrease were salaried and related costs of $122,000 due to the decrease in personnel; office expenses of $7,000; Director Fees of $8,000; and officers and directors liability insurance of $16,000. These decreases were offset by increases in legal fees of $85,000 primarily related to litigation concerning the Interpleader and other GFS related matters.

         Interest income decreased because of principal collections on various notes receivable. Interest expense decreased because of principal payments through the sale of the lots at The Fairways made to Beal Bank, which was paid in full in November 1999.

LIQUIDITY AND CAPITAL RESOURCES

         During the year ended December 31, 1999, cash, cash equivalents and marketable securities decreased by $347,000 from $3,948,000 at December 31, 1998 to $3,601,000 at December 31, 1999. The most significant sources of cash in 1999 were cash of $655,000 provided by operations, the collection of loans of $109,000 made to others, the proceeds of $500,000 from disposition of assets. The most significant uses of cash in 1999, consisted of payments of $320,000 made to former minority interest, payments of $1,060,000 on long-term debt and payments of $49,000 on short-term debt.

         The Company believes that its primary requirements for liquidity in the coming fiscal year will be to fund ongoing expenses at The Fairways, which include, among other things, association dues, water and sewer fees and property taxes; to fund the required payments due on the grain dryer financing; to fund costs that may be incurred relating to the toxic clean-up at Sam Hamburg Farm; to fund any tax payments that may be due to the California Franchise Tax Board; and to fund general and administrative expenses. In addition, the Company will be required to fund certain costs relating to a possible stockholder meeting.

         The Company believes that sources of required liquidity will be cash generated from the grain drying and storage facilities, anticipated lot sales at The Fairways, collection of notes receivable resulting from sales at The Fairways. Based on known commitments, the Company believes that the sources of cash described and the cash available at December 31, 1999, will be adequate to fund known liquidity requirements in 2000. However, if the sources of required liquidity and the cash available at December 31, 1999 prove to be insufficient to cover the Company's primary liquidity requirements, it will be necessary to sell some of the Company's non-income producing assets.

ITEM 7.  FINANCIAL STATEMENTS

         The Consolidated Financial Statements of Dunes Hotels and Casinos Inc. are located at pages F-1 to F-20 attached to the end of this annual report.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                                    PART III

ITEM  9.  DIRECTORS,   EXECUTIVE  OFFICERS,   PROMOTERS,  AND  CONTROL  PERSONS;
COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The By-laws of the Company provide that the number of directors constituting the entire board shall be seven. Directors are elected at each annual meeting of shareholders to hold office until the next annual meeting and until a successor has been elected and qualified. The Company has not held an annual meeting of stockholders since December 19, 1984. However, see "Item 3. Legal Proceedings - Federal Deposit Insurance Corporation et al. v. John B. Anderson et al." regarding a possible stockholders meeting.

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

         John B. Anderson, 57, is and has been since May 1984, a director of the Company and until December 11, 1997, served as the Company's chairman of the board and president. On March 10, 1992, BGC (an Anderson Entity) filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Nevada. On November 10, 1992, the United States Bankruptcy Court confirmed and approved BGC's plan of reorganization which became effective December 1, 1992. On December 20, 1994, the Chapter 11 case was closed. On April 6, 1992, Maxim Development Co. (an Anderson Entity) filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Eastern District of California, which bankruptcy was subsequently dismissed on March 12, 1993. On June 4, 1998, BGC filed a petition for relief under Chapter 7 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Nevada where it is pending.

         Brent L. Bowen, 71, is and has been a director, officer and member of the audit committee of the Company and a director and officer of certain of the Company's subsidiaries since December 1984. Mr. Bowen was employed by Anderson Farms (an Anderson Entity) from 1981 to 1995 as a business and financial analyst. Mr. Bowen was an employee of MRI from 1995 to 1998. Mr. Bowen has experience in the hotel/casino, farming, real estate, home-building, rice mill, commodities and banking industries.

         Andrew Marincovich, 78, is and has been since August 1978, a director and member of the Audit Committee of the Company. He is, and has been since July 1983, Chairman of the Audit Committee. He is President and Executive Officer of Marincovich & Company, a certified public accounting firm in Rancho Palos Verdes, California. He is a Certified Public Accountant, licensed to practice in California.

         Donald J. O'Leary, 69, was elected to the Company's Board of Directors and appointed to the Company's Audit Committee on May 19, 1994. Mr. O'Leary is an attorney and is a member of the California, Virginia and District of Columbia Bars. He is currently in private practice in California. Prior to entering private practice, Mr. O'Leary was a trial attorney for the U.S. Department of Justice and resident counsel for several large real estate companies.

         Edward Pasquale, 56, is and has been a director and officer of the Company since December 1984; and was a director and officer of certain of the Company's subsidiaries from December 1984 until September 1988. On January 27, 1998, he was elected president and a director of certain of the Company's subsidiaries. On December 11, 1997, Mr. Pasquale was elected president of the Company. Mr. Pasquale has been a member of the Company's audit committee since May 19, 1994. He is presently, and has been since September 1983, self-employed as a financial consultant, with emphasis in litigation support services, bankruptcy proceedings, and corporate reorganization. He is a Certified Public Accountant, licensed to practice in the States of California and Nevada.

         Wayne O. Pearson, 69, is and has been since August 1978, a director and member of the Audit Committee of the Company. From March 1975 to May 1993, he was a marketing analyst for R&R Advertising Agency, Las Vegas, Nevada; and since January 1970, sole proprietor, Wayne Pearson Consulting, Las Vegas, Nevada, a business and public opinion research company.

         Erik J. Tallstrom, 53, is and has been a director of the Company since December 1984. Prior to 1985, he was self-employed as a certified public accountant, and was a financial consultant to Anderson. From November 1985 to December, 1996 he was a business partner with Anderson in several real estate developments, including Rancho Murieta in California. Currently, Mr. Tallstrom acts as a consultant to various real estate companies and is a part owner of a tile manufacturing company.

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

         Compliance with Section 16(a) of the Exchange Act. Based solely upon a review of the Commission's Forms 3 and 4 received by the Company during the last fiscal year and written representations solicited by the Company, no Officer, Director, beneficial owner of more than 10% of any class of the Company's equity securities or any other person subject to Section 16 of the Exchange Act failed to file on a timely basis as disclosed in the above forms, reports required by
Section 16(a) of the Exchange Act during the year ended December 31, 1999.

ITEM 10.  EXECUTIVE COMPENSATION

         The following table sets forth the annual compensation paid to Edward Pasquale, the Company's President since December 1997. No other executive officer of the Company received compensation in excess of $100,000 for the 3 years ended December 31, 1999.


                           SUMMARY COMPENSATION TABLE
                               ANNUAL COMPENSATION



      (a)                     (b)           (c)              (d)                  (e)                  (i)
                                                                             Other annual           All other
Name and prin-                                                               compensation          compensation
cipal position                Year        Salary($)         Bonus($)                ($)              ($) (1)
------------------            ----        ---------         --------         ----------------    ---------------


Edward Pasquale,              1999           --                --                   --               $62,568
President

Edward Pasquale,
President                     1998           --                --                   --               $36,862

Edward Pasquale,
President                     1997           --                --                   --               $ 2,250 (2)


(1)  All other compensation to Edward Pasquale consists of the following:

                                        Dec
                                        1997        1998          1999
                                       ------     --------      -------

       Directors fees                  $1,250     $15,000       $15,000
       Audit Committee fees             1,000      12,000        12,000
       Consulting fees                      -       9,862        35,568
                                       ------     -------       -------
                                       $2,250     $36,862       $62,568
                                       ======     =======       =======

(2) Mr. Pasquale was elected as President in December 1997. Amount represents one-twelfth of the all other compensation paid in 1997.


Compensation of Directors

         The Company pays each director an annual fee of $15,000 payable monthly. Directors fees due to Mr. Anderson are retained by the Company and applied against amounts due the Company from entities owned or controlled by Mr. Anderson. The assignment of Mr. Anderson's directors fees will remain in effect until changed by the Board of Directors. In addition to their regular directors fees and audit committee fees, board members and audit committee members are paid up to $150 per hour for special projects considered to be outside the scope of their duties as board and audit committee members. In addition, they receive a travel fee of $300 for each meeting attended.

         Messrs. Marincovich, Pearson, Bowen, Pasquale and O'Leary are all members of the Company's Audit Committee. Audit Committee members receive compensation of $1,000 per month plus a travel fee of $300 for each meeting attended. For services rendered as Audit Committee members and consultants during the fiscal year 1999, Messrs. Marincovich, Pearson, O'Leary, Bowen and Pasquale were paid $15,750, $12,900, $16,050, $12,600, and $47,568 respectively.

         The Company does not have a plan, pursuant to which cash or non-cash compensation is paid or distributed, or is proposed to be paid or distributed in the future. The Company does not have any pension or other benefit plans.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The table shown below contains certain information as of March 17, 2000 with respect to (1) any person (including any "group" as that term is used in Section 13(d)(3) of the Exchange Act), who is known to the Company to be beneficial owner (as that term is defined in rules and regulations of the Commission under the federal securities laws) of more than 5% of the Company's common stock (2) each director and executive officer and (3) certain information with respect to the Company's common stock beneficially owned (as that term is defined in rules and regulations of the Commission under the federal security laws) by all directors, and executive officers of the Company as a group.


Name and Address of                         Amount and Nature of                       Percent of Common
Beneficial Owner (1)                        Beneficial Ownership (1)                   Stock Outstanding
---------------------------------          -------------------------                   -----------------

John B. Anderson(2)                               3,000,000                                   58.9%
P.O. Box 1410
Davis, CA  95617

GFS Acquisition Company, Inc.(2)                  3,853,422                                   75.6%
8441 E. 32nd Street N
Wichita, KS  67226

Brent L. Bowen(3)                                     2,000                                      *
15361 Pear Valley Lane
Auburn, CA  95603

Andrew P. Marincovich(3)                                200                                      *
28924 S. Western Ave., Ste 206
Rancho Palos Verdes, CA  90275

All Directors and Officers
as a Group (7 Persons)                            3,002,200                                   58.9%



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

     Of the Anderson Shares, approximately 3,000,000 shares are pledged in favor of GFS as successor to the FDIC. In its Schedule 13D dated January 13, 2000 GFS reports that it possesses "Shared Voting Power" and "Shared Dispositive Power" with respect to 3,853,422 shares of the Company's common stock which includes the Anderson Shares.

     The Anderson Shares are the subject of litigation between Anderson, the FDIC and GFS pending in the United States District Court for the District of Nevada. The Anderson Shares are also the subject of the interpleader action filed by the Company and now pending in the United States District Court for the District of Nevada. See Item 3. Legal Proceedings for a detailed discussion of the pending litigation.

(3) Messrs. Marincovich and Bowen claim beneficial ownership of, and sole investment and sole voting powers with respect to the reported shares.

The following table sets forth, as of March 17, 2000, the number and percentage of shares of the Company's Series B preferred stock which are beneficially owned, directly or indirectly, by each shareholder who owns more than 5% of the outstanding shares. No director or officer has any beneficial ownership in the Series B preferred stock. Unless otherwise indicated, the person listed has sole voting and investment power over the preferred stock beneficially owned.

Name and Address of       Amount and Nature of            Percent of Series B
Beneficial Owner           Beneficial Ownership            Stock Outstanding
---------------------     ---------------------           -------------------

USI Corp                         1,811                              18.84%
1040 Lawrence Court
Wichita, KS  67206

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         On March 17, 2000, Anderson and Anderson Entities beneficially own approximately 58.9% of the Company's common stock. Refer to the Company's report on Form 8-K dated February 12, 1993 regarding Securities and Exchange Commission
Schedule 13D filed on behalf of Eureka wherein Eureka claims "sole voting" and "sole dispositive power" with respect to 3,000,000 shares of the Company's common stock and beneficial ownership of 4,367,643 shares of the Company's common stock. In July 1993, the FDIC succeeded to the position of Eureka with respect to the Debtor-Creditor Agreement (DCA). In June 1999 GFS acquired a portion of the DCA including all of the collateral from the FDIC.

                                     PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K


The following documents are filed as part of this report

a.  Financial Statements

Dunes  Hotels and Casinos  Inc.  and  Subsidiaries  Consolidated  Financial
Statements:

 PAGE
------

F-1  Independent Auditors' Report

F-2  Balance Sheet as December 31, 1999

F-4  Statements of Operations, two years ended December 31, 1999

F-6  Statements of shareholders' equity, two years ended December 31, 1999

F-7  Statements of cash flows, two years ended December 31, 1999

F-9  Notes to Consolidated  Financial  Statements,  two years ended December 31,
     1999


b.       Exhibits.


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

3.00      Revised  By-laws of Dunes Hotels and Casinos Inc.  dated February 3,
          2000.

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

10.40 Purchase and Option Agreement by and between SHF Acquisition Corporation and Murieta Investors, LLC, dated October 7, 1996. This Agreement is incorporated herein by reference to Dunes Hotels and Casinos Inc. Annual Report on Form 10-K (file no. 1-4385) for the year ended December 31, 1996, Part IV, Item 14 (a) (3), Exhibit
          10.40.Amendment to Purchase and Option Agreement by and between SHF Acquisition Corporation and Murieta Investors, LLC is incorporated herein by reference to Dunes Hotels and Casinos Inc. Annual Report on Form 10-KSB (file no. 1-4385) for the year ended December 31, 1998,
          Part IV, Item 13 (b), Exhibit 10.51.

10.41 Master Equipment Lease dated April 3, 1997, between ICON Financial Corp. and SHF Acquisition Corporation is incorporated herein by reference to Dunes Hotels and Casinos Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, Part II, Item 6, Exhibit 10.02.

10.52 Agreement to purchase certain real property located in Solano County, California (the Option Property) between Los Rios Farms, Inc. and M&R Investment Company, Inc. Dated December 8, 1998 is incorporated herein by reference to Dunes Hotels and Casinos Inc. Annual Report on Form 10-KSB (file no. 1- 4385) for the year ended December 31, 1998, Part IV, Item 13 (b), Exhibit 10.52.

10.53 Agreement to provide storage and drying between Adams Grain Co. and SHF Acquisition Corporationis dated May 7, 1999.

10.54     Form of Indemnity Agreement with Directors

21.01     Subsidiaries of Registrant.

27.01     Financial Data Schedule

(b)       Reports on Form 8-K

          None

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DUNES HOTELS AND CASINOS INC.                      DUNES HOTELS AND CASINOS INC.


By  /s/ EDWARD PASQUALE                           By  /s/ MARVIN  P. JOHNSON
        ---------------                                   ------------------
        Edward Pasquale                                   Marvin P. Johnson
        President                                         Principal Financial
       (Principal Executive                               and Accounting Officer
        Officer)

Dated  March 24, 2000

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

        Signature                    Title                       Date
--------------------------        -----------              ---------------

/s/ EDWARD PASQUALE                President                March 24, 2000
    ----------------
    Edward Pasquale

John B. Anderson                   Director

/s/ BRENT L. BOWEN
    ----------------
    Brent L. Bowen                 Director                 March 24, 2000

/s/ ANDREW P. MARINCOVICH
    ----------------------
    Andrew P. Marincovich          Director                 March 24, 2000

/s/ DONALD J. O'LEARY
    -------------------
    Donald J. O'Leary              Director                 March 24, 2000

/s/ EDWARD PASQUALE
    ------------------
    Edward Pasquale                Director                 March 24, 2000

/s/ WAYNE O. PEARSON
    -------------------
    Wayne O. Pearson               Director                 March 24, 2000

/s/ ERIK J. TALLSTROM
    ------------------
    Erik J. Tallstrom              Director                 March 24, 2000

                          INDEPENDENT AUDITORS' REPORT


Board of Directors and Shareholders
Dunes Hotels and Casinos Inc.
Sacramento, California

We have audited the accompanying consolidated balance sheet of Dunes Hotels and Casinos Inc. and Subsidiaries as of December 31, 1999, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the two years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dunes Hotels and Casinos Inc. and Subsidiaries as of December 31, 1999, and the consolidated results of their operations and cash flows for each of the two years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.

In connection with the matters discussed in Notes 11(a) and 14, there has been a change in voting control of the Company's stock. The effect of such a change on the Company's future operations or other activities cannot be assessed at this time.


/s/ Piercy, Bowler, Taylor & Kern

Las Vegas, Nevada

January 28, 2000, except for Note 14 as to which the date is March 23, 2000.

                 DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                DECEMBER 31, 1999
                             (Dollars in thousands)

                                     ASSETS


Cash and cash equivalents                                                       $        3,323

Marketable securities                                                                      278

Receivables
      Trade                                                                                  3
      Related party, less allowance                                                         37
      Real estate sales                                                                    363

Inventory of real estate held for sale                                                   3,460

Prepaid expenses                                                                           111

Property and equipment, less accumulated depreciation
      and amortization of $730                                                           3,118


Other assets                                                                                 3
                                                                                ---------------

                                                                                $       10,696
                                                                                ===============

                 DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES

                                DECEMBER 31, 1999
                             (Dollars in thousands)

                       LIABILITIES AND SHAREHOLDERS EQUITY




Accounts payable                                                                            $           52

Accrued expenses                                                                                       171

Income taxes                                                                                           307

Long-term debt and capital lease obligations                                                           815

Accrued preferred stock dividends in arrears                                                         1,317
                                                                                             --------------
                                                                                                     2,662
                                                                                             --------------

Shareholders' equity

      Preferred stock - authorized 10,750,000 shares ($.50 par);
          issued 10,512 shares Series B $7.50 cumulative preferred
          stock, outstanding 9,610 shares, aggregate liquidation
          value $2,517, including dividends in arrears                                                   5
      Common stock - authorized 25,000,000 shares ($.50 par);
          issued 7,799,780 shares, outstanding 6,375,096                                             3,900
          shares
      Capital in excess of par                                                                      25,881
      Deficit                                                                                      (19,752)
                                                                                             --------------
                                                                                                    10,034

      Treasury stock, at cost; Preferred - Series B, 902 shares


          Common 1,424,684 shares                                                                   (2,000)
                                                                                             --------------


                                                                                                      8,034
                                                                                             --------------

                                                                                             $       10,696
                                                                                             ==============


                 DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                     YEARS ENDED DECEMBER 31, 1999 AND 1998
                    (Dollars in thousands, except per share)


                                                                 1999                 1998
                                                           ----------------     -----------------
Revenues
  Sales of real estate                                     $         2,108      $            571
  Rental income, agricultural properties                                51                    57
  Drying and storage revenues                                          168                   370
  Miscellaneous income (expense), net                                   67                    35
                                                           ----------------     -----------------
                                                                     2,394                 1,033
                                                           ----------------     -----------------

Cost and expenses
  Cost of real estate sold                                           1,120                   552
  Cost and expenses of rental income                                     4                     4
  Cost of drying and storage revenues                                  292                   413
  Selling, administrative and general
    Corporate                                                          685                   763
    Real estate operations                                             225                   193
  Bad debts                                                                                  151
  Depreciation                                                         132                   129
  Provision for loss on real estate investment                                               100
                                                           ----------------     -----------------
                                                                     2,458                 2,305
                                                           ----------------     -----------------

Loss before other credits (charges) and income taxes                   (64)               (1,272)
                                                           ----------------     -----------------

Other credits (charges):
  Interest and dividend income                                         248                   260
  Interest expense                                                    (178)                 (184)
  Loss on marketable securities, net                                   (90)                  (20)
                                                           ----------------     -----------------
                                                                       (20)                   56
                                                           ----------------     -----------------


                 DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 1999 AND 1998
                    (Dollars in thousands, except per share)



                                                                   1999              1998
                                                              --------------    --------------

Loss before income taxes                                                (84)           (1,216)

Income taxes                                                              7                11
                                                              --------------    --------------


Net loss                                                     $          (91)   $       (1,227)
                                                              ==============    ==============


Weighted average number of shares outstanding                     6,375,096         6,375,096
                                                              ==============    ==============


Loss per common share                                        $        (0.01)   $        (0.19)
                                                              ==============    ==============





                 See notes to consolidated financial statements

                 DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                     YEARS ENDED DECEMBER 31, 1999 AND 1998

                             (Dollars in thousands)



                            Preferred stock       Common stock                           Preferred         Common
                              issued (1)             issued        Capital             treasury stock   treasury stock    Total
                           ------------------  ------------------    in                -------------- ----------------    share-
                                        Par                 Par     excess                                               holders'
                            Shares     value     Shares    value    of par   Deficit   Shares  Cost    Shares     Cost    equity
                           --------   -------   ---------  ------  --------  --------- ------- ----- ---------  ------- ----------
Balance, January 1, 1998    10,512      $5      7,799,780  $3,900   $25,881  ($18,290)   902   ($70) 1,424,684  ($1,930)  $9,496

Accrued dividends,
 preferred stock                                                                  (72)                                       (72)
Net loss                                                                       (1,227)                                    (1,227)

                           --------   -------   ---------  ------  --------  --------- ------- ----- ---------  ------- ----------

Balance, December 31, 1998  10,512       5      7,799,780   3,900    25,881   (19,589)   902    (70) 1,424,684   (1,930)   8,197

Accrued dividends,
 preferred stock                                                                  (72)                                       (72)
Net loss                                                                          (91)                                       (91)
                           --------   -------   ---------  ------  --------  --------- ------- ----- ---------  ------- ----------

Balance, December 31, 1999  10,512      $5      7,799,780  $3,900   $25,881  ($19,752)   902   ($70) 1,424,684  ($1,930)  $8,034
                           ========  ========  ==========  ======= ========= ========= ======= ===== =========  ======= ==========



(1) Series B, $7.50 dividend, voting and non-convertible (liquidation value, $125 per share)


                See notes to consolidated financial statements.

                 DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     YEARS ENDED DECEMBER 31, 1999 AND 1998
                             (Dollars in thousands)


                                                                                           1999                  1998
                                                                                       --------------        ------------
Cash flows from operating activities:
   Net loss                                                                            $          (91)       $    (1,227)
 Adjustments to reconcile net loss to net cash
 provided by (used in)operating activities:
   Depreciation                                                                                   132                129
   Loss on marketable securities                                                                   90                 20
   Provision for losses on receivables                                                                                76
   (Gain) loss on disposition of assets                                                            11                 (8)
   Provision for loss on real estate investment                                                                      100
   (Increase) decrease in operating assets:
       Trade receivables                                                                            6                 (6)
       Inventory, real estate held for sale                                                       490                409
       Prepaid expenses                                                                             4                  7
       Other                                                                                                         121
    Increase (decrease) in operating liabilities:
       Accounts payable                                                                            27                  3
       Accrued expenses                                                                           (14)               (24)
       Deferred credits and other                                                                                   (178)
       Former minority interest                                                                  (320)
                                                                                        --------------        ------------
  Net cash provided by (used in) operating activities                                             335               (578)
                                                                                        --------------        ------------

Cash flows from investing activities:
   Investment in marketable securities                                                                              (250)
   Proceeds from sale of marketable securities                                                    460                 75
   Real estate loans                                                                              (70)              (145)
   Payments received on receivables                                                               109                224
   Proceeds from disposition of assets                                                            500                 13
   Purchase of property and equipment                                                             (22)              (110)
                                                                                        --------------        ------------
  Net cash provided by (used in) investing activities                                             977               (193)
                                                                                        --------------        ------------


                 DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 1999 AND 1998
                             (Dollars in thousands)



                                                                                1999                      1998
                                                                         -------------------       -------------------
Cash flows from financing activities:
   Proceeds from short-term debt                                         $                         $               90
   Payments on short-term debt                                                          (49)                     (101)
   Payments on long-term debt                                                        (1,060)                     (397)
                                                                         -------------------       -------------------
  Net cash used in financing activities                                              (1,109)                     (408)
                                                                         -------------------       -------------------

Increase (decrease) in cash and cash equivalents                                        203                    (1,179)

Cash and cash equivalents, beginning of year                                          3,120                     4,299
                                                                         -------------------       -------------------

Cash and cash equivalents, end of year                                   $            3,323        $            3,120
                                                                         ===================       ===================


Supplemental  disclosures  of cash flow  information:
   Cash paid during the year for:
    Income taxes                                                         $                7                        11
                                                                         ===================       ===================
    Interest                                                             $              189        $              204
                                                                         ===================       ===================

Supplemental schedules of non-cash investing and
 financing activities:
   Dividends accrued but unpaid                                          $               72        $               72
                                                                         ===================       ===================



                 See notes to consolidated financial statements

                 DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1999 AND 1998


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

     The agricultural segment dries and stores harvested grain over a two-month period (approximately September 15 to November 15) and stores, for a fee, the dried grain until it is removed by the owner. The Company stores grain principally for one customer under a contract which expires in May 2002. This contract accounts for approximately 50% of the storage capacity and 98% of the storage revenue. The Company does not have any contracts for drying grain but is seeking such contracts in 2000. If the Company were to lose its storage customer, fail to obtain drying contracts or crop yields are low, it would have a material adverse affect on the Company's agricultural segment.

     Property and equipment and depreciation and amortization:

     Property and equipment are stated at cost. Depreciation and amortization are provided by the straight-line method over the estimated useful lives of the assets.

     Loss per share:

     Loss percommon share has been computed using the weighted average number of shares outstanding during the year: 6,375,096 and 6,375,096 for the years ended December 31, 1999 and 1998, respectively. Dividends on nonconvertible preferred stock - Series B have been deducted from income or added to the loss applicable to common shares. (See Note 14).

                 DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1999 AND 1998

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

     Use of estimates:

     Timely preparation of financial statements in accordance with generally accepted accounting principles requires management estimates, some of which may require revision in future periods. (See Note 11(b) & (c)).

2.   Fair value of financial instruments:

     The following   methods  and  assumptions  were  used  by  the  Company  in estimating its fair value and disclosures for financial instruments.

     Cash, cash equivalents and marketable securities: The carrying amount approximates fair value of cash, cash equivalents and marketable securities. For marketable securities, fair values are estimated based on quoted market prices as of December 31, 1999.

                 DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1999 AND 1998


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

     Long-term debt and capital lease obligation: The fair value of the capital lease obligation is based on current rates at which the Company could borrow funds.

     The fair values of the Company's significant financial instruments at December 31, 1999 approximate their carrying amounts.

3.   Related party transactions:

     (a) John B. Anderson (Anderson), the Company's controlling stockholder and former Chairman of the Board of Directors of the Company and through ownership of Cedar Development Co., was the sole shareholder and President of Baby Grand Corp. (BGC) and they assert that entities owned or controlled by him (Anderson Entities) owned approximately 67.2% of the Company's common stock as of January 29, 2000. See Note 11(a) regarding litigation between Anderson and the Federal Deposit Insurance Corporation (the FDIC) and Note 14 regarding subsequent events. Each entity related or controlled by Anderson will hereinafter be identified as an Anderson Entity. As discussed, Anderson's ownership in the Anderson Entities is currently subject to Litigation. In June 1999 the FDIC sold a portion of its loan, together with the underlying security and a part of the judgement against Anderson Parties to General Financial Services, Inc. (GFS).

     (1) In November 1997, the Company entered into a Loan Purchase Agreement with Anderson, as Trustee of the John J. Anderson Family Trust (Trust). The Loan Purchase Agreement provided for the sale of a note issued by BGC (BGC Note) payable to MRI for $320,000 and the Company reported a gain of approximately $162,500 in 1997. On March 31, 1998, the Nevada District Court ordered that the Loan Purchase Agreement be rescinded and all parties return any of the assets transferred. As a result, the Company recorded a loss of approximately $162,500 in 1998.

                 DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1999 AND 1998


4. Inventory of real estate held for development and sale (Dollars in thousands):

         The Fairways (a)                      $    3,354
         Sam Hamburg Farm (b)                         146
         Other                                         40
                                               ----------
                                               $    3,460
                                               ==========

     (a) The Company, through SHF, developed 50 acres of residential land located at Rancho Murieta, California as a residential planned unit development known as "The Fairways". Rancho Murieta is a 3,500- acre master planned unit development located approximately 25 miles from Sacramento, California. The land is encumbered by bonds in the approximate amount of $99,000. Rancho Murieta consists primarily of single family homes, town houses, commercial property and two 18-hole championship golf courses, including country club facilities. The Fairways, located within the boundaries of one of the golf courses located at Rancho Murieta, was subdivided into 110 single-family estate lots. As of January 29, 2000, 38 lots remain unsold.

          In connection with its development of The Fairways, SHF was required to construct certain improvements that benefited not only The Fairways, but other properties that lay outside of the boundaries of The Fairways (the Benefited Properties). The net cost of the improvements to the Benefited Properties was $1,140,900. SHF expects to be reimbursed for these costs as the Benefited Properties are developed. SHF's right to reimbursement will expire in September 2015 and the Company is unable to predict what amount, if any, will be received as reimbursement. The rights to reimbursement are personal to SHF and do not run with The Fairway's property unless assigned by SHF.

          In 1996, the Company sold 6 lots to Murieta Investors, LLC (MI) for $40,000 per lot. In addition the Company is entitled to a success payment based on the gross sales price of the residential dwelling (Success Payment). To date MI has constructed 4 dwelling units and has not started any construction on the remaining 2 lots. During 1999, all 4 dwellings were sold and the Company received net Success Payments in the amount of $174,980.

     (b) Sam Hamburg Farm consists of approximately 150 acres of agricultural property. Of the 150 acres, 40 acres contain the air strip and shop areas which are the focus of continuing attempts at chemical clean-up. See Note 11 (b) for a detailed discussion concerning the removal of the toxic waste. The remaining 110 acres are leased to one tenant at an annual aggregate rental of approximately $24,000.

                 DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1999 AND 1998


5. Property and equipment and accumulated depreciation and amortization (Dollars in thousands):

 Land and land  improvements                  $    159
 Building  and improvements                      3,591
 Machinery and equipment                            98
                                              ---------
                                                 3,848
 Less accumulated depreciation
  and amortization                                (730)
                                              ---------

                                              $  3,118
                                              =========

6.   Long-term notes receivable (Dollars in thousands):

 Related Party
  BGC, including interest                     $  1,936
  Less allowance                                 1,899
                                              ---------
                                                    37
 Real estate
  Various real estate notes, collateralized
  by deeds of trust with interest ranging
  from 8% to 10%                                   363
                                              ---------
                                              $    400
                                              =========

7.   Real estate investment:

          The Company had an option (the Solano County Option) to acquire approximately 1,690 acres of farm land located in Solano County, California. The Company acquired the Solano County Option as part of a settlement agreement between BGC, an Anderson Entity, a financial institution and MRI. The purchase price of the Solano County Option was $1,043,902. The Solano County Option provided that the Company would purchase the 1,690 acres at a price of $3,000,000. The Company would receive a credit of $1,000,000 against the Option Purchase Price. The option expires on May 1, 2003.

          In March 1999, the Company sold its rights under the option to the grantor of the option for $500,000 in cash and a $33,333 note.


8.   Long-term debt and capital lease obligations:

  Long-term debt and capital lease obligations at December 31, 1999, consists of the following (Dollars in thousands):

 Capital lease obligation (a)                 $    802
 Other (b)                                          13
                                              ---------
                                              $    815
                                              =========

                 DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1999 AND 1998


 Maturities of long-term debt are as follows:

                                          (Dollars in thousands)
                                         -----------------------
                                                    Capital
                     Long term debt            Lease Obligation         Total
                     --------------            -----------------       ------
         2000            $ 3                         $223               $226
         2001              3                          250                253
         2002              3                          279                282
         2003              4                           50                 54
                     --------------            -----------------       ------
                         $13                         $802               $815
                     ==============            =================       ======




     (a) The Company has a financing lease agreement for its drying facility for five years commencing March 1998 with a monthly rental of $25,121. The Company can buy the drying facility for $1 at the end of the lease. The lease is collateralized by the drying facility, a deed of trust on certain parcels of property, including the parcel on which the storage facility is located and the guarantees of MRI and the Company. Before the guarantors are liable for any deficiency, the leasing company must first proceed against the drying facility and the additional collateral.

     (b) Other long-term debt consists of an unsecured note payable in annual installments of $5,000, including interest.

9.   Preferred Stock:

          The Company is authorized to issue 10,750,000 share of $0.50 par value preferred shares. The Company gave authority to its Board of Directors to issue such preferred shares in one or more series, and to fix the number of shares in each series, and all designations, relative rights preferences and limitations of the shares issued in each series. As of December 31, 1999, the Board of Directors has not exercised the authority granted, and no such preferred shares have been issued except for the 10,512 shares of Series B, $7.50 cumulative preferred of which 902 shares are held as treasury stock. Dividends on the Company's Series B preferred stock have not been paid since the first quarter of 1982. The Company is in arrears on such dividends as of December 31, 1999, in the amount of approximately $1,317,000.

10.  Due to former minority interest:

          The due to former minority interest consists of a 50% co-owner's share of the accumulated profits from the operations of the White Ranch, which was sold in 1997. In December 1999, the minority interest was paid.

                 DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1999 AND 1998


11.  Contingencies:

     (a) Until December 11, 1997, Anderson was the President and Chairman of the Board of the Company and Chairman of the Board of various subsidiaries of the Company. Prior to the events described herein, Anderson asserts, through his ownership of Cedar, the parent of Baby Grand Corp. (BGC) and JBA, owned approximately 4,280,756 shares or 67.2% of the Company's outstanding common stock (the Common Stock). Of those shares (i) 3,000,000 shares (the FDIC Pledged Shares) have been pledged as collateral in favor of entities of which General Financial Services, Inc. (GFS) since June 1999 is a successor and/or assign, and
          (ii) 1,280,756 shares (the BGC Pledged Shares) had been pledged as collateral in favor of a subsidiary of the Company.

          In June 1999, the FDIC sold a portion of its loan, together with the underlying security and a part of the judgement against Anderson parties to GFS. Included in the sale was the pledged FDIC shares.

          GFS attempted to exercise its rights under the judgement and demanded that the Company transfer ownership of the FDIC Pledged Shares to itself but Mr. Anderson objected, claiming that there was no change in ownership of the shares. The Company in turn filed on July 6, 1999, a Complaint in Interpleader in Superior Court of California. The jurisdiction of the action was removed and transferred on September 20, 1999, to the United Stated District Court for the District of Nevada.

          At December 31, 1999, the Company has a net operating loss carry forward (NOL) of approximately $53,246,000. The Board of Directors believes that this NOL represents a valuable asset to the Company which may or may not be utilized in future years.

          See Note 14 for a discussion of subsequent developments with regard to these matters.

     (b) SHF was advised in 1991 of the possible contamination of 40 acres at Sam Hamburg Farm of approximately 5,000 cubic yards of soil. The Company, through its chemical and toxic clean-up consultant, has been working with the California State Environmental Protection Agency, in seeking alternate means to the disposal in toxic dump sites of chemical and toxics-laden soil.

          Because of ongoing testing, the State has not imposed a disposal date upon the Company. Cost of disposal is estimated at $100 per cubic yard or approximately $500,000. However, if on-site remediation can be achieved, it is estimated the cost will be up to $170,000. The Company is unable to predict when the ongoing testing will be complete or what the outcome of these tests will be. Accordingly, the estimates could materially change as the testing and remediation work continues.

                 DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1999 AND 1998


     (c) The Company had received an assessment from the State of California Franchise Tax Board (FTB) wherein the FTB stated that one of the Company's subsidiaries owed California franchise tax of approximately $316,000, plus approximately $350,000 in penalties and interest resulting from the foreclosure sale of certain real property owne by the subsidiary. The Company appealed this matter to the California State Board of Equalization (SBE) which ruled in favor of the Company and in October 1999 the FTB withdrew it's assessment.

          The Company has been notified that the FTB is examining its 1995 tax return. The FTB is questioning the Company's reporting of approximately $7,700,000 of income as being exempt from the 9.3% California tax. The Company disagrees with the FTB and plans to oppose any assessment of additional taxes or interest. Therefore, no provision for additional taxes or interest has been made.

12.  Taxes:

          The Company and its subsidiaries file a consolidated federal income tax return. Deferred tax assets (liabilities) are comprised of the following at December 31, 1999 (Dollars in thousands):


     Marketable securities valuation allowance                                         $       26
     Real estate allowances                                                                   480
     Loss carryforwards                                                                    18,078
     Other                                                                                      2
                                                                                        ----------
              Gross deferred tax assets                                                    18,586
              Deferred tax asset valuation allowance                                      (18,586)
                                                                                        ----------
              Net deferred tax assets                                                   $       0
                                                                                        ==========


      A reconciliation of the changes in deferred tax assets valuation allowance is as follows:
      (Dollars in thousands);

         Valuation allowance for unrealized loss on marketable
           securities                                                                   $      28
         Current year loss carryforwards                                                      220
         Valuation allowance for other investments                                           (170)
                                                                                         ---------                 -
         Change in deferred tax asset valuation allowance                                      78
         Deferred tax assets valuation allowance, beginning of year                        18,508
                                                                                        ----------
         Deferred tax assets valuation allowance, end of year                           $  18,586
                                                                                        ==========


                 DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1999 AND 1998


A reconciliation of the federal statutory tax rate to the effective tax rate for 1999 and 1998, is as follows:

                                             Percentage of pre-tax income
                                                 1999              1998
                                             ----------         ---------

Federal statutory rate                         (34.00%)         (34.00%)
Debt discharges and other                                        (1.08%)
Non-deductible items:
     Valuation adjustments                      33.94%           34.65%
     Other                                        .06%             .43%
                                             ----------         ---------
                                                 0.00%            0.00%
                                             ==========         =========



The Company has the following net operating loss carryovers available for income tax reporting purposes:

                 Year of expiration                (Dollars in thousands)
                 -------------------               ----------------------
                         2000                               2,386
                         2001                               9,890
                         2003                              20,156
                         2004                               1,889
                         2005                               1,891
                         2006                               3,542
                         2007                                 803
                         2008                               2,408
                         2009                                 595
                         2010                               3,298
                         2011                               1,791
                         2012                               2,767
                         2018                               1,241
                         2019                                 589

          As more fully described in Note 3(a), 11(a) and 14, a change in ownership of the Company may have or could take place. If such a change in ownership were to take place, it would materially reduce the amount of income that could be offset by net operating losses each year; and if there is no continuity of business after an ownership change, the net operating losses could be eliminated. Net operating losses, to the extent not used in any given taxable year, may be carried forward and added to the limitation of subsequent years.

                 DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1999 AND 1998


13.  Segment information:

          As discussed in Note 1, the Company operates in two principal business segments: real estate investments (development and sale of residential lots and rental of agricultural land), and agricultural (drying and storing grain).

          Following is a summary of segment information for 1999 and 1998:


                                                                     1999          1998
                                                                   --------     ----------
         Net revenues from unaffiliated customers:
              Real estate:
                      Sale of real estate                          $   728      $     571
                      Land rent                                         51             57
              Grain drying and storage revenue                         168            370
                                                                    --------     ----------
                                                                   $   947      $     998
                                                                    ========     ==========

         Income (loss) from operations:


              Real estate                                          $    14       $   (122)
              Grain drying and storage                                (250)          (165)
                                                                    --------     ----------
                                                                       236            287
              Corporate operating income                               105         (1,020)
              Other income (expense)                                    47             91
              Income taxes                                              (7)           (11)

         Net loss, as reported in the
         accompanying consolidated statements of operations           ($91)       ($1,227)
                                                                    ========     ==========


                                                                      1999
                                                                   --------
         Identifiable assets
              Real estate                                          $ 3,921
              Grain drying and storage                               3,159
              General corporate assets                               3,616
                                                                   --------
         Total assets, as reported in the accompanying
          consolidated balance sheet                             $  10,696
                                                                  =========

                 DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1999 AND 1998


14.  Subsequent events:

     On January 5, 2000, The Nevada District Court ordered that the Company hold a shareholders'meeting on or before April 14, 2000, and that GFS was entitled to vote the FDIC Pledged Shares at that meeting. In addition to its interest in the FDIC Pledged Shares, GFS has reported that it owns 853,422 shares of the Company's common stock acquired in the open market during 1999 and January 2000, or approximately a total of 60% of the outstanding stock.

     Since 1998, the BGC Pledged Shares have been under the jurisdiction of the US Bankruptcy Court in Las Vegas, NV, since BGC filed a petition under
     Chapter 7. On February 22, 2000, the Company was granted its motion in Bankruptcy Court to allow it to foreclose on the BGC Pledged Shares. On March 3, 2000, the Company foreclosed on the BGC Pledged Shares and placed them in the treasury. GFS is now able to vote 75.6% of the outstanding stock (GFS Shares).

     Because  GFS is able to  exercise  voting  rights  with  respect to the GFS
     Shares, GFS could exercise substantial influence with respect to the election of the entire Board of Directors of the Company and all matters submitted to stockholders. Therefore, GFS is able to significantly control the direction and future operations of the Company, including decisions regarding future financing (which could involve the issuance of additional Common Stock or other securities) and decisions regarding the day-to-day operations of the Company's real estate and agricultural operations. If it is determined that GFS owns the FDIC Pledged Shares, it would then own 75.6% of the Company and GFS would have ownership, rather than only significantly control, the election of the entire Board of Directors of the Company and all other matters submitted to stockholders.

     If there has been an ownership change for purposes of Section 382 of the Internal Revenue Code of 1986, as amended (the Code), then there is a limitation on the amount of income that can be offset by NOL carryovers. In general, an ownership change occurs when a majority shareholder of a loss corporation increases their ownership by more than 50 percentage points, which is tested over a three-year period. Regardless of what action, if any, GFS should determine to take with respect to the Company, if the District Court of Nevada finds in favor of GFS with respect to the transfer of the pledged shares, an ownership change of more than 50 percentage points will have occurred at the date the shares were actually acquired by GFS. When GFS purchased a portion of the FDIC loan in June 1999, there could be deemed a change of ownership under the Code if it is determined that this action is inconsistent with a typical lending transaction. It is possible that the Internal Revenue Service could take the position that the events within a three-year period, taken together with the events described above, have already resulted in a change in ownership under the Code. If there is a change of ownership under the Code, the value of the Company's NOL would be materially adversely reduced or eliminated. There can be no assurance that a change of ownership will not occur or has already occurred. In various court pleadings, GFS has asserted that it owns the

                 DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1999 AND 1998


     FDIC Pledged Shares. Mr. Anderson disagrees with this assertion and the decision in the interpleader action will determine ownership.

     On January 28, 2000, the Company entered into a non-binding letter of intent with USI whereby the Company would acquire not less than 3,000 shares of Series B Preferred Stock of the Company valued at $275 per share, based upon the liquidation value and accrued but unpaid dividends on such Series B Preferred Stock, in exchange for shares of the Company's Common Stock valued at $.70 per share. The entering into the transaction was subject to a number of conditions, including entering into a definitive stock purchase agreement, an independent third party appraiser confirming the value of the Series B Preferred Stock and Common Stock and the overall transaction, and determination by the United States District Court, District of Nevada (No. CV-5-99-1470-PMP (RJJ)), that the proposed stock purchase agreement was not subject to the Court's order of January 6, 2000. Although the Company and USI had entered into subsequent discussions regarding the acquisition of additional Common Stock, no definitive agreement has been entered into.

     On March 23, 2000, GFS and GFS Acquisition served the Company with an emergency motion for temporary restraining order and amendment of preliminary injunction in the United States District Court for the District of Nevada (Case No. CV-S-99-1470-PMP-(RJJ) seeking the Company from (1) issuing new shares of common or preferred stock; (2) continuing or completing a purported transaction with USI; (3) doing anything that will hinder or effect GFS' majority voting control of the Company; and (4) changing the status quo concerning ownership of the Company as of January 6, 2000, except as to transactions previously approved by GFS. The litigation relates to a purported transaction with USI Corp. The hearing for the emergency motion has been scheduled for March 28, 2000, and the Company has not yet responded to the motion.

                                  EXHIBIT INDEX


Exhibit                                                                           Page
No.                                 Description                                    No.
------  -----------------------------------------------------------------------  ------
 3.01   Revised By-Laws of Dunes Hotels and Casinos Inc.

10.53   Agreement to provide storage and drying between Adams Grains Co. and SHF
        Acquisition Corp.

10.54   Form of Indemnity Agreement with Directors

10.55   Letter of Intent

21.01   Subsidiaries of Registrant

27.01   Financial Data Schedule
