Form 10KSB/A
period 1999-12-31
DUNES HOTELS & CASINOS INC
filed 2000-04-04
CIK 24004

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C., 20549
                                   FORM 10-KSB/A
                            As filed on April 4, 2000

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

10.53 Agreement to provide storage and drying between Adams Grain Co. and SHF Acquisition Corporations, dated May 7, 1999 (Originally filed with Company's Form 10-KSB for the year ended December 31, 1999 filed with the Commission on March 27, 2000).

10.54 Form of Indemnity Agreement with Directors (Originally filed with Company's Form 10-KSB for the year ended December 31, 1999 filed with the Commission on March 27, 2000).


10.55 Letter of Intent(Originally filed with Company's Form 10-KSB for the year ended December 31, 1999 filed with the Commission on March 27, 2000).


21.01 Subsidiaries of Registrant (Originally filed with Company's Form 10-KSB for the year ended December 31, 1999 filed with the Commission on March 27, 2000).


27.01     Financial Data Schedule

(b)       Reports on Form 8-K

          None

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to the report to be signed on its behalf by the undersigned, thereunto duly authorized.

DUNES HOTELS AND CASINOS INC.


By  /s/ EDWARD PASQUALE
        ---------------
        Edward Pasquale
        President
       (Principal Executive
        Officer)

Dated  April 4, 2000

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dunes Hotels and Casinos Inc. and Subsidiaries as of December 31, 1999, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.

In connection with matters discussed in Notes 11(a) and 14, there has been a change in voting control of the Company's stock. The effect of such a change on the Company's future operations or other activities cannot be assessed at this time.


/s/ Piercy, Bowler, Taylor & Kern


Las Vegas, Nevada

January 28, 2000, except for Note 14
 as to which the date is March 23, 2000

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

                 DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1999 AND 1998


4. Inventory of real estate held for development and sale (Dollars in thousands):

         The Fairways (a)                      $    3,274
         Sam Hamburg Farm (b)                         146
         Other                                         40
                                               ----------
                                               $    3,460
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

          Following is a summary of segment information for 1999 and 1998:


                                                                     1999          1998
                                                                   --------     ----------
         Net revenues from unaffiliated customers:
              Real estate:
                      Sale of real estate                          $ 2,108      $     571
                      Land rent                                         51             57
              Grain drying and storage revenue                         168            370
                                                                    --------     ----------
                                                                   $ 2,327      $     998
                                                                    ========     ==========

         Income (loss) from operations:


              Real estate                                          $   840       $   (122)
              Grain drying and storage                                (250)          (165)
                                                                    --------     ----------
                                                                       590           (287)
              Corporate operating expense                             (721)        (1,020)
              Other income                                              47             91
              Income taxes                                              (7)           (11)
                                                                    --------     ----------
         Net loss, as reported in the
         accompanying consolidated statements of operations           ($91)       ($1,227)
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