Form 10QSB
period 2000-03-31
DUNES HOTELS & CASINOS INC
filed 2000-05-15
CIK 24004

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549
                                   Form 10-QSB

(Mark One)
 X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2000
____Transition report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____________ to _____________ .

Commission File No. 1-4385

                          DUNES HOTELS AND CASINOS INC.
--------------------------------------------------------------------------------
           (Exact name of business issuer as specified in its charter)

         NEW YORK                                        11-1687244
--------------------------------              ----------------------------------
(State or other jurisdiction or               I.R.S. Employer Identification No.
incorporation or organization)

4600 Northgate Boulevard, Suite 130, Sacramento, California 95834
--------------------------------------------------------------------------------
(Address of principal executive offices)

(916) 929-2295
--------------------------------------------------------------------------------
(Issuer's telephone number)

                                 NOT APPLICABLE
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

    Check  whether  the issuer  (1) filed all  reports  required  to be filed by
    Section 13 or 15(d) of the exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements or the past 90 days. Yes X No____

                     APPLICABLE  ONLY TO CORPORATE  ISSUERS
  State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,094,340 shares of common stock, $.50 par value as of April 30, 2000.

Transitional Small Business Disclosure Format (check one): Yes_____  No X

  DUNES HOTELS AND CASINOS INC.

                         QUARTERLY REPORT ON FORM 10-QSB

                      FOR THE PERIOD ENDING MARCH 31, 1999


                                      INDEX

                                                                       Page
Part 1. Financial Information

           Item 1. Financial Statements

           Consolidated Balance Sheets
           March 31, 2000 and December 31, 1999                          3

           Consolidated Statements of Operations
           for the three months ended March 31, 2000
           and 1999                                                      5

           Consolidated Statements of Cash Flows
           For the three months ended March 31, 2000
           and 1999                                                      6

           Notes to Consolidated Financial
           Statement                                                     7

           Item  2. Management's Discussion and Analysis of
           Financial Condition and Results of Operations                10

Part II.   Other Information

           Item 1. Legal Proceedings                                    14
           Item 2. Changes in Securities                                14
           Item 3. Defaults Upon Senior Securities                      14
           Item 4. Submission of Matters to a Vote of Security Holders  14
           Item 5. Other Information                                    14
           Item 6. Exhibits and Reports on Form 8-K                     14

           Signatures                                                   15

                 DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                      MARCH 31, 2000 AND DECEMBER 31, 1999
                             (Dollars in thousands)

                                     ASSETS

                                                                   March         December
                                                                 31, 2000        31, 1999
                                                             --------------   -------------
                                                               (Unaudited)

Cash and cash equivalents                                   $      3,271      $    3,323

Marketable securities                                                300             278

Receivables
    Trade                                                             15               3
    Related party, less allowance of $1,899 in 1999                                   37
    Real estate sales                                                327             363

Inventory of real estate held for sale                             3,111           3,460

Prepaid expenses                                                      78             111

Property and equipment, less accumulated depreciation
    and amortization of $763 and $631 in 2000 and 1999             3,087           3,118

Other assets                                                           3               3
                                                             ------------      ----------

                                                            $     10,192      $   10,696
                                                             ============      ==========


                                  (continued)

(table continued)

                 DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS (CONTINUED)

                      MARCH 31, 2000 AND DECEMBER 31, 1999
                             (Dollars in thousands)

                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                                   March         December
                                                                 31, 2000        31, 1999
                                                             --------------   -------------
                                                               (Unaudited)

Accounts payable                                            $        100      $       52

Accrued expenses                                                     203             171

Income taxes                                                         307             307

Long-term debt and capital lease obligation                          762             815

Accrued preferred stock dividends in arrears                       1,335           1,317
                                                             ------------      -----------

                                                                   2,707           2,662
                                                             ------------      -----------
Shareholders' equity
    Preferred  stock - authorized  10,750,000
      shares ($.50 par);  issued 10,512
      shares Series B $7.50 cumulative preferred
      stock,  aggregate  liquidation
      value $2,535 at March 31, 2000,
      including dividends in arrears                                   5               5

    Common stock - authorized 25,000,000 shares
      ($.50 par); issued 7,799,780 shares                           3,900          3,900

    Capital in excess of par                                       25,881         25,881

    Deficit                                                       (20,263)       (19,752)
                                                              ------------     -----------

                                                                    9,523         10,034
    Treasury stock at cost;  Preferred - Series B,
      902 shares  Common  2,705,440
      shares and 1,424,484 shares in 2000 and 1999                 (2,038)        (2,000)
                                                              ------------     -----------

      Total shareholders' equity                                    7,485          8,034
                                                              ------------     -----------

                                                                   10,192     $   10,696
                                                              =============    ===========


The accompanying notes are an integral part of these condensed financial statements.




                 DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                    (Dollars in thousands, except per share)

                                    UNAUDITED
                                                                 2000                   1999
                                                         ---------------------  ---------------------
Revenues
    Sales of real estate                              $                   395  $                 673
    Rental income, agricultural properties                                 14                     12
    Drying and storage revenues                                            13                     47
                                                         ---------------------  ---------------------
                                                                          422                    732
                                                         ---------------------  ---------------------
Cost and expenses
    Cost of real estate sold                                              458                    629
    Cost and expenses of rental income                                      1                      1
    Cost of drying and storage revenues                                    68                     79
    Selling, administrative and general
        Corporate                                                         361                    189
        Real estate operations                                             42                     40
    Bad debts (recoveries), net                                            (3)                    (3)
    Depreciation                                                           33                     33
                                                         ---------------------  ---------------------
                                                                          960                    968
                                                         ---------------------  ---------------------

Loss before other credits (charges) and income taxes                     (538)                  (236)
                                                         ---------------------  ---------------------

Other credits (charges)
    Interest and dividend income                                           47                     52
    Interest expense                                                      (22)                   (42)
    Other expense                                                          (1)
    Gain/(loss) on marketable securities, net                              22                     (4)
                                                         ---------------------  ---------------------
                                                                           46                      6
                                                         ---------------------  ---------------------

Loss before income taxes                                                 (492)                  (230)

Income taxes                                                                                      (4)
                                                         ---------------------  ---------------------

Net loss                                              $                  (492) $                (234)
                                                         =====================  =====================


Weighted average number of shares outstanding                       5,966,943              6,375,096

Loss per common share                                 $                 (0.08) $               (0.04)
                                                         =====================  =====================



The accompanying notes are an integral part of these financial statements

                 DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     THREE MONTHS ENDED MARCH, 2000 AND 1999
                             (Dollars in thousands)

                                    UNAUDITED


                                                                  2000                   1999
                                                          ---------------------  ---------------------
Cash flows from operating activities:
    Net cash (used in) operating activities             $                  (32) $                 (30)
                                                          ---------------------  ---------------------

Cash flows from investing activities:
    Proceeds from disposition of investment                                                       500
    Real estate loans                                                      (54)                   (67)
    Payments received on receivables                                        87                     11
                                                          ---------------------  ---------------------

                                                                            33                    444
                                                          ---------------------  ---------------------

Cash flows from financing activities
    Payments on long-term debt                                             (53)                   (74)
    Payments on short-term debt                                                                   (29)
                                                          ---------------------  ---------------------

                                                                           (53)                  (103)
                                                          ---------------------  ---------------------

Increase (decrease) in cash and cash equivalents                           (52)                   311

Cash and cash equivalents, beginning of period                           3,323                  3,120
                                                          ---------------------  ---------------------

Cash and cash equivalents, end of period               $                 3,271 $                3,431
                                                          =====================  =====================




The accompanying notes are an integral part of these condensed financial statements

                 DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                    UNAUDITED



1.   Basis of presentation:

     The financial information included herein is unaudited, except that the balance sheet at December 31, 1999 was derived from the audited financial statements included in the Company's 1999 Form 10-KSB. However, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results of operations for the interim periods.

     The results of operations for the three months ended March 31, 2000, are not necessarily indicative of the results to be expected for the full year. A more detailed discussion of the Company's financial position is described in the Company's Form 10-KSB for the year ended December 31, 1999.

2.   Consolidation:

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

3.   Control of registrant:

     John B. Anderson  (Anderson),  the Company's  controlling  stockholder  and former Chairman of the Board of Directors of the Company, and through ownership of Cedar Development Co., was the sole shareholder and President of Baby Grand Corp.(BGC) and they assert that entities owned or controlled by him (Anderson Entities) owned approximately 4,280,756 shares or 67.2% of the Company's common stock. Of those shares (i) 3,000,000 shares (the FDIC Pledged Shares) have been pledged as collateral to secure certain obligations owing to the FDIC, and (ii) 1,280,756 shares (the BGC Pledged Shares) had been pledged as collateral in favor of a subsidiary of the Company.

     In June 1999, the FDIC sold a portion of its judgment, together with the underlying security owned by the Anderson parties to General Financial Services, Inc. (GFS). Included in the sale were the FDIC Pledged Shares.

                DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                    UNAUDITED

      GFS attempted to exercise its rights under the judgment and demanded that the Company transfer ownership of the FDIC Pledged Shares to itself but Mr. Anderson objected, claiming that there was no change in ownership of the shares. The Company in turn filed on July 6, 1999, a Complaint in Interpleader in Superior Court of California. The jurisdiction of the action was removed and transferred on September 20, 1999, to the United States District Court for the District of Nevada. GFS and its subsidiary GFS Acquisition Company, Inc. filed a counter-claim alleging among other things, damages from the previous Company management for filing the California Action and refusing to grant shareholder demands for an immediate shareholder meeting to elect directors. The Company is unable to predict the outcome of the Nevada Federal Action and has no ownership interest in the shares. However, the Nevada Federal Action may result in a change of control of the Company. A more detailed discussion is described in the Company's Form 10-KSB for the fiscal year ended December 31, 1999.

      On January 5, 2000, the Nevada District Court ordered that the Company hold a shareholders' meeting on or before April 14, 2000, and that GFS was entitled to vote the FDIC Pledged Shares at that meeting. In addition to its interest in the FDIC Pledged Shares, GFS has reported that through its subsidiary GFS Acquisition Company, Inc., it owns 853,422 shares of the Company's common stock acquired in the open market during 1999 and January 2000, or approximately a total of 60% of the then outstanding stock.

      Since 1998, the BGC Pledged Shares have been under the jurisdiction of the US Bankruptcy Court in Las Vegas, Nevada, where BGC filed a petition under Chapter 7 of the Bankruptcy Code. On February 22, 2000, the Company was granted its motion in Bankruptcy Court to allow it to foreclose on the BGC Pledged Shares. On March 3, 2000, the Company foreclosed on the BGC Pledged Shares and placed them in the treasury. Placing the BGC Pledged Shares into treasury had the effect of increasing GFS's voting percentage to 75.6% of the outstanding stock (GFS Shares).


      On Friday, April 14, 2000, an Annual Meeting (the "Meeting") of the Shareholders of the Company was held at 10:00 a.m. in Sacramento, CA. The purpose of the meeting was the election of the Board Of Directors of the Company. Upon completion of the ballot counting, it was determined that the nominees of GFS received a plurality of the votes and were duly elected. See the Company's Form 8-K filed on May 3, 2000.

                 DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                    UNAUDITED


4.   Contingencies:

     (a) As of March 31, 2000, the counter claim filed by GFS and GFS Acquisition pending before the Nevada District Court was the only legal proceedings pending against the Company, which may have a material adverse effect on the Company. See note 3 regarding legal proceedings for a more detailed discussion in the Company's Form 10-KSB for the fiscal year ended December 31, 1999.

     (b) SHF was advised in 1991 of possible contamination of 40 acres at Sam Hamburg Farm of approximately 5,000 cubic yards of soil. The Company, through its chemical and toxic clean-up consultant, has been working with the California State Environmental Protection Agency, in seeking alternate means to the disposal in toxic dump sites of chemical and toxics-laden soil.

          Because of the ongoing testing, the State has not imposed a disposal date upon the Company. Cost of disposal is estimated at $100 per cubic yard or approximately $500,000. However, if on-site remediation can be achieved, it is estimated that the cost will be up to $170,000. The Company is unable to predict when the ongoing testing will be complete or what the outcome of these tests will be. Accordingly, the estimates could materially change as the testing and remediation work continues.

     (c)  The Company has been notified that the California  Franchise Tax Board
          (FTB) is examining its 1995 tax return. The FTB is questioning the Company's reporting of approximately $7,700,000 of income as being exempt from the 9.3% California income tax. The Company disagrees with the FTB and plans to oppose any assessment of additional taxes or interest. Therefore, no provision for additional taxes or interest has been made.

5.   Loss per common share:

     Loss per common share has been computed by dividing the net loss, plus the accrued dividends applicable to the Series B Preferred stock ($18,000), for the three months ended March 31, 2000, and 1999, by the weighted average number of shares outstanding (5,966,943) as of March 31, 2000, and (6,375,096) as of March 31, 1999. Dividends on non-convertible preferred stock, Series B, are deducted from income or added to the loss applicable to common shares. Dividends on the Company's Series B Preferred stock have not been paid since the first quarter of 1982. The Company is in arrears on such dividends in the amount of approximately $1,335,000 as of March 31, 2000. The Company has no present intention to pay dividends on either its common or preferred shares.

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

OVERVIEW

REAL ESTATE

FAIRWAYS

In October 1996, the Company and Murieta Investors, LLC, (MI) signed a Purchase and Option Agreement which provided that MI would purchase from the Company 6 lots at The Fairways at $40,000 per lot plus payment of the park fees applicable to the lots purchased. In addition, the Company may receive contingent consideration equal to 20% of the gross sales price of each residential dwelling sold less $40,000 (a "Success Payment"). During 1999, four residential dwellings were sold by MI and the Company received Success Payments in the amount of $174,980. Construction has not started on the two remaining lots.

The agreement also provided for MI to have options to acquire 36 additional lots at various prices. The options were exercisable starting December 1, 1998 (6 lots) and every six months thereafter (4 lots each). If two consecutive options were not exercised, then the remaining options would be terminated. MI did not exercise the December 1, 1998 option and the June 1, 1999 option. During June 1999, the Company notified MI that the remaining options were terminated.

During March 2000, MI offered the Company to buy back the two lots for approximately $30,000 per lot. On March 24, 2000, escrow closed and the Company placed the two lots in inventory for resale at a cost of approximately $30,000 per lot.

On November 23, 1999, the Company liquidated the debt owed on the lots held by Beal Bank, in the amount of $672,950. The Company does not expect to realize a gain on the sale of the lots because the existing cost basis is higher than anticipated net sale proceeds. Although dependent on myriad factors, Management anticipates that most of the lots will be sold by the end of the year. To facilitate sales on certain lots, the Company expects to build a privacy wall at an anticipated cost of approximately $60,000. It intends to add that cost back into the listing price of the lots.

SAM HAMBURG FARM

Sam Hamburg Farm consists of approximately 150 acres remaining from an original 4,600 acres of agricultural land. The Company leases 110 acres to one tenant, who grows various crops. The term of the lease is for two crop years on a cash rent basis.

AGRICULTURAL

The Company operates a rice drying and storage facility. The drying facility is financed by a 5-year lease which commenced in March 1998. At the end of the lease the Company will obtain title to the drying facility. The Company rehired in January 2000, its former manager at the drying facility. In the next six months the Company anticipates the expenditure of $50,000 to $100,000 in equipment purchases at the drying facility. The equipment is needed to clean the grain prior to the drying process. The Company currently stores wheat principally for one customer under a contract, which expires in May 2002. The Company is currently in negotiations to terminate this contract and enter into a contract to store and dry rice for principally one new customer. However, there can be no assurances that the Company will be successful in entering into a contract with this potential customer on terms favorable to the Company.

OTHER

The Company has no present intentions to pay dividends on either its common or preferred stock.

OPERATING RESULTS

Three months ended March 31, 2000 vs. the three months ended March 31, 1999.

Real Estate

The revenues from the sale of real estate at The Fairways for the three months ended March 31, 2000, compared with the three months ended March 31, 1999, increased. Five lots sold in March 2000, versus the two lots that were sold in the same period during 1999. However, due to the length of time in inventory, the cost of sales of the lots in inventory has reduced the profit margins considerably. Sales at The Fairways seem to be on the rise, as during the month ended April 30, 2000, there were six sales.

Net rental income from agricultural properties for the three months ended March 31, 2000, increased slightly over the revenue for the same period in 1999. A new two-year lease at Sam Hamburg Farm accounted for this slight increase. This is the first year of the two-year lease.

Agricultural

The loss from the grain drying and storage operation for the three months ended March 31, 2000, increased by approximately $23,000 when compared with the three months ended March 31,1999. The loss increase was primarily the result of a severe reduction in drying and storage revenue. During the fall 1999 season, there was virtually no drying revenue, which also reduced the storage revenue, as one of the warehouses remained empty. A number of factors contributed to this situation and in January 2000, management at the facility was reorganized in an attempt to remedy the problem.

General

When compared with the three months ended March 31, 1999, operating expenses increased by approximately $172,000. Major contributors to the increase were legal fees ($134,000), accounting fees ($21,000) and directors expenses/consulting fees ($12,000). Litigation concerning the Interpleader, GFS related matters and the shareholder meeting were most responsible for the legal and accounting fee increases.

The remaining increase ($5,000) was made up of salaries and office expenses.

Interest expense for the three months ended March 31, 2000, decreased by approximately $20,000 when compared with the three months ended March 31, 1999. The payment in full of the Beal Bank note in November 1999 accounted for the decrease.


LIQUIDITY AND CAPITAL RESOURCES

During the quarter ended March 31, 2000, cash, cash equivalents and marketable securities decreased by $30,000 from $3,601,000 at December 31, 1999, to $3,571,000 at March 31, 2000. The most significant uses of cash during the three months ended March 31, 2000 consisted of cash used in operating activities and payment on long-term debt.

The Company believes that its primary requirements for liquidity in the coming fiscal year will be to fund ongoing expenses at The Fairways, which include, among other things, association dues, water and sewer fees and property taxes and the building of a privacy wall; to fund the required payments due on the grain dryer financing to fund equipment purchases at the grain drying facility; to fund costs that may be incurred relating to the toxic clean-up at Sam Hamburg Farm; to fund any tax payment that my be due to the California Franchise Tax Board; and to fund general and administrative expenses.

The Company anticipates that sources of required liquidity will be cash generated from the grain drying and storage facility, anticipated lot sales at The Fairways, collection of notes receivable and the cash available at March 31, 2000. Based on known commitments, the Company believes that the sources of cash described and the cash available at March 31, 2000, will be adequate to fund known liquidity requirements.

                           PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

      See the discussion contained in footnote 3 in Notes to Consolidated Condensed Financial Statements.


ITEM 2.  Changes in Securities

      Not applicable

ITEM 3.  Default Upon Senior Securities

      Dividends in arrears. See Note 5 of Notes to Consolidated Condensed Financial Statements for the quarter ended March 31, 2000.

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


                                         DUNES HOTELS AND CASINOS INC.
                                         -----------------------------
                                                   Registrant



Date: May 15, 2000                            By:  /s/Steve K. Miller
                                                 -----------------------
                                              Steve K. Miller, President



                                              By:  /s/ Marvin P. Johnson
                                                 ------------------------
                                              Marvin P. Johnson
                                              Chief Accounting Officer