Form 10QSB
period 2000-06-30
DUNES HOTELS & CASINOS INC
filed 2000-08-18
CIK 24004

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549
                                   Form 10-QSB

(Mark One)
  X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange ---- Act of 1934 for the quarterly period ended June 30, 2000
                                                -------------
____ Transition report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____________ to _____________ .

Commission File No. 1-4385

                          DUNES HOTELS AND CASINOS INC.
--------------------------------------------------------------------------------
           (Exact name of business issuer as specified in its charter)

           NEW YORK                                    11-1687244
-------------------------------              -----------------------------------
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
(Former name, former address and former fiscal year, if changed since last report)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
     Section 13 or 15(d) of the exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements or the past 90 days. Yes X No
        ---    ---
                      APPLICABLE ONLY TO CORPORATE ISSUERS
     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,094,340 shares of common stock, $.50 par value as of August 1, 2000.

Transitional Small Business Disclosure Format (check one): Yes        No   X
                                                                ----      ----

                          DUNES HOTELS AND CASINOS INC.


                                      INDEX
                                      -----
                                                                            Page
Part 1. Financial Information                                               ----

            Item 1. Financial Statements
            ----------------------------
            Condensed Consolidated Balance Sheets                              3
            June 30, 2000 and December 31, 1999

            Condensed Consolidated Statements of Loss                          5
            for the three months ended June 30, 2000
            and 1999

            Condensed Consolidated Statements of Loss                          6
            for the six months ended June 30, 2000
            and 1999

            Condensed Consolidated Statements of Cash Flows                    7
            for the six months ended June 30, 2000
            and 1999

            Notes to Condensed Consolidated Financial                          8
            Statements

            Item  2. Management's Discussion and Analysis of
            ------------------------------------------------
            Financial Condition and Results of Operations                     16
            ---------------------------------------------

Part II.    Other Information

            Item 1. Legal Proceedings                                         21
            -------------------------
            Item 2. Changes in Securities                                     21
            ------------------------------------
            Item 3. Defaults Upon Senior Securities                           21
            ---------------------------------------
            Item 4. Submission of Matters to a Vote of Security Holders       21
            -----------------------------------------------------------
            Item 5. Other Information                                         21
            -------------------------
            Item 6. Exhibits and Reports on Form 8-K                          21
            ----------------------------------------

            Signatures                                                        22

             DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED BALANCE SHEETS

                   JUNE 30, 2000 AND DECEMBER 31, 1999
                         (Dollars in thousands)


                                 ASSETS

                                                       June         December
                                                     30, 2000       31, 1999
                                                   -----------      --------
                                                   (Unaudited)


Cash and cash equivalents                          $     3,608    $    3,323

Marketable securities                                      409           278

Receivables
    Trade                                                    1             3
    Related party, less allowance of $1,899 in 1999                       37
    Real estate sales                                      301           363

Inventory of real estate held for sale                   2,437         3,460

Prepaid expenses                                            51           111

Property and equipment, less accumulated depreciation
    and amortization of $796 and $631 in 2000 and 1999   3,054         3,118

Other assets                                                 3             3
                                                   -----------    ----------
                                                   $     9,864    $   10,696
                                                   ===========    ==========


               See Notes to Condensed Consolidated Financial Statements

             DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES

                   JUNE 30, 2000 AND DECEMBER 31, 1999

                         (Dollars in thousands)

                  LIABILITIES AND SHAREHOLDERS' EQUITY


                                                      June           December
                                                    30, 2000         31, 1999
                                                   -----------     -----------
                                                   (Unaudited)

Accounts payable                                   $       4       $      52

Accrued expenses                                         188             171

Income taxes                                             307             307

Long-term debt and capital lease obligation              744             815

Accrued preferred stock dividends in arrears           1,353           1,317
                                                   -----------    -----------
                                                       2,596           2,662
                                                   ------------   -----------
Shareholders' equity
    Preferred stock - authorized 10,750,000
        shares ($.50 par); issued 10,512 shares
        Series B $7.50 cumulative preferred
        stock, aggregate liquidation value $2,553
        at June 30, 2000, including dividends
        in arrears                                         5               5

    Common stock - authorized 25,000,000 shares
        ($.50 par); issued 7,799,780 shares            3,900           3,900

    Capital in excess of par                          25,881          25,881

    Deficit                                          (20,480)        (19,752)
                                                   -----------    -----------
                                                       9,306          10,034

    Treasury stock at cost;  Preferred - Series B,
        902 shares Common 2,705,440 shares and
        1,424,484 shares in 2000 and 1999             (2,038)         (2,000)
                                                   -----------    -----------
        Total shareholders' equity                     7,268           8,034

                                                   -----------    -----------
                                                   $   9,864      $   10,696
                                                   ===========    ===========

            See Notes to Condensed Consolidated Financial Statements

                 DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES

                    CONDENSED CONSOLIDATED STATEMENTS OF LOSS

                    THREE MONTHS ENDED JUNE 30, 2000 AND 1999

                    (Dollars in thousands, except per share)

                                    UNAUDITED

                                                        2000          1999
                                                  ------------  ------------
Revenues
    Sales of real estate                          $       683   $       105
    Rental income, agricultural properties                 15            14
    Drying and storage revenues                            22            46
                                                  ------------  ------------
                                                          720           165
                                                  ------------  ------------
Cost and expenses
    Cost of real estate sold                              705            85
    Cost and expenses of rental income                      1             1
    Cost of drying and storage revenues                    71            70
    Selling, administrative and general
        Corporate                                         106           159
        Real estate operations                             43            64
    Depreciation                                           33            33
                                                  ------------  ------------
                                                          959           412
                                                  ------------  ------------

Loss before other credits (charges) and income taxes     (239)         (247)

Other credits (charges)
    Interest and dividend income                           57            62
    Interest expense                                      (21)          (46)
    Other income                                                          3
    Gain / (loss) on marketable securities, net             9           (12)
                                                  ------------  ------------
                                                           45             7
                                                  ------------  ------------

Loss before income taxes                                 (194)         (240)

Income taxes                                               (5)           (7)
                                                  ------------  ------------

Net loss                                          $      (199)  $      (247)
                                                  ============  ============

Weighted average number of shares outstanding       5,966,973     6,375,096

Basic and diluted loss per common share           $     (0.04)  $     (0.04)
                                                  ============  ============





            See Notes to Condensed Consolidated Financial Statements

                 DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES

                    CONDENSED CONSOLIDATED STATEMENTS OF LOSS

                     SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                    (Dollars in thousands, except per share)

                                    UNAUDITED

                                                        2000          1999
                                                  ------------  ------------
Revenues
    Sales of real estate                          $     1,078   $       778
    Rental income, agricultural properties                 29            26
    Drying and storage revenues                            35            93
                                                  ------------  ------------
                                                        1,142           897
                                                  ------------  ------------
Cost and expenses
    Cost of real estate sold                            1,164           716
    Cost and expenses of rental income                      2             2
    Cost of drying and storage revenues                   139           150
    Selling, administrative and general
        Corporate                                         467           343
        Real estate operations                             85           108
    Depreciation                                           65            66
                                                  ------------  ------------
                                                        1,922         1,385
                                                  ------------  ------------

Loss before other credits (charges) and income taxes     (780)         (488)

Other credits (charges)
    Interest and dividend income                          104           114
    Interest expense                                      (43)          (89)
    Other income                                            3             7
    Gain / (loss) on marketable securities, net            30           (15)
                                                  ------------  ------------
                                                           94            17
                                                  ------------  ------------

Loss before income taxes                                 (686)         (471)

Income taxes                                               (5)          (10)
                                                  ------------  ------------

Net loss                                          $      (691)  $      (481)
                                                  ============  ============

Weighted average number of shares outstanding       5,966,973     6,375,096

Basic and diluted loss per common share           $     (0.12)  $     (0.08)
                                                  ============  ============





            See Notes to Condensed Consolidated Financial Statements

                 DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                     SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                             (Dollars in thousands)

                                    UNAUDITED


                                                      2000          1999
                                                  ------------  ------------
Cash flows from operating activities:
    Net cash provided by (used in) operating
     activities                                   $       487   $      (256)
                                                  ------------  ------------

Cash flows from investing activities:
    Proceeds from disposition of investment                             544
    Investment in marketable securities                  (131)           15
                                                  ------------  ------------

                                                         (131)          559
                                                  ------------  ------------

Cash flows from financing activities
    Payments on long-term debt                            (71)         (180)
    Payments on short-term debt                                         (49)
                                                  ------------  ------------

                                                          (71)         (229)
                                                  ------------  ------------

Increase in cash and cash equivalents                     285            74

Cash and cash equivalents, beginning of period          3,323         3,120
                                                  ------------  ------------

Cash and cash equivalents, end of period          $     3,608   $     3,194
                                                  ============  ============







            See Notes to Condensed Consolidated Financial Statements

                          DUNES HOTELS AND CASINOS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    UNAUDITED

1.    BASIS OF PRESENTATION:

     The condensed consolidated financial information included herein is unaudited, except that the balance sheet at December 31, 1999, was derived from the audited financial statements included in the Company's 1999 Form 10-KSB, however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the of financial position, results of operations and cash flow of the Company."

      The results of operations for the six months ended June 30, 2000, are not necessarily indicative of the results to be expected for the full year. Further, Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-KSB annual report for 1999 filed with the Securities and Exchange Commission.

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

3.    CONTROL OF REGISTRANT:

      FDIC LITIGATION/CHANGE OF CONTROL

     John B. Anderson (Anderson), the former Chairman of the Board of Directors of the Company, through ownership of Cedar Development Co. ("Cedar"), was the controlling shareholder and President of Baby Grand Corp. (BGC) and J.B.A. Investments, Inc. (Anderson Entities), which collectively owned approximately 4,280,756 shares or 67.2% of the Company's common stock. Of those shares (i) 3,000,000 shares (the FDIC Pledged Shares) were pledged as collateral to secure certain obligations owing to the FDIC, and (ii) 1,280,756 shares (the BGC Pledged Shares) were pledged as collateral in favor of a subsidiary of the Company.

                          DUNES HOTELS AND CASINOS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    UNAUDITED


3.   CONTROL OF REGISTRANT: (CONTINUED)

     The Federal Deposit Insurance Corporation ("FDIC") brought an action captioned, Federal Deposit Insurance Corporation, et al. v. John B. Anderson et al., United States District Court, District of Nevada, Case No. CV-S-95-00679-PMP (LRL), on July 14, 1995. Anderson, Edith Anderson (Anderson's wife), Cedar, J.A Inc. (JA), J.B.A. Investments Inc, (JBA) (collectively, the Anderson Parties) are defendants in this litigation (the Anderson Litigation). This matter is more fully described in the Company's Form 10-K for the year ended December 31, 1997, see "Item 3. Legal Proceedings - Federal Deposit Insurance Corporation, et al. v. John B. Anderson, et al."

     Prior to the events described herein, Anderson asserted, through his ownership of Cedar, the parent of Baby Grand Corp. (BGC) and JBA, that he owned approximately 4,280,756 shares or 67.2% of the then Company's outstanding common stock (the Common Stock). Of those shares (i) 3,000,000 shares (the FDIC Pledged Shares) were pledged as collateral in favor of the FDIC, and (ii) 1,280,756 shares (the BGC Pledged Shares) were pledged as collateral in favor of a subsidiary of the Company. The FDIC reduced its claims to a Consent Judgment dated September 12, 1995 (the "Judgement").

     In June 1999, the FDIC sold a portion of its Judgement, together with the underlying security owned by the Anderson Parties to General Financial Services, Inc. (GFS). Included in the sale were the FDIC Pledged Shares. GFS attempted to exercise its rights under the Judgement and transfer ownership of the FDIC Pledged Shares to it but the Company intervened on behalf of Anderson, and seized the Pledged Shares. The Company in turn filed on July 6, 1999, a Complaint in Interpleader in Superior Court of California (the "California Action"). The action was removed and transferred on September 20, 1999, to the United States District Court for the District of Nevada (the "Nevada Action"). GFS and its subsidiary GFS Acquisition Company, Inc. filed a counter-claim alleging among other things, damages from the previous Company management for filing the California Action, seizing the FDIC Pledged Shares, interfering with the lawful transfer of the FDIC Pledged Shares and refusing to grant shareholder demands for an immediate shareholder meeting to elect directors. A more detailed discussion is described in the Company's Form 10-KSB for the fiscal year ended December 31, 1999.

                          DUNES HOTELS AND CASINOS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    UNAUDITED


3.    CONTROL OF REGISTRANT: (CONTINUED)

      On January 5, 2000, the U.S. District Court in Nevada ordered that the Company hold a shareholders' meeting on or before April 14, 2000, and that GFS was entitled to vote the FDIC Pledged Shares at that meeting. In addition to its interest in the FDIC Pledged Shares, GFS has reported that through its subsidiary GFS Acquisition Company, Inc., it owns 853,422 shares of the Company's common stock acquired in the open market during 1999 and January 2000, or approximately a total of 60% of the then outstanding stock.

      Since 1998, the BGC Pledged Shares have been under the jurisdiction of the U.S. Bankruptcy Court in Las Vegas, Nevada, where BGC filed a petition under Chapter 7 of the Bankruptcy Code. On February 22, 2000, the Company's motion in Bankruptcy Court for relief from the automatic stay was granted to allow it to foreclose on the BGC Pledged Shares. On March 3, 2000, the Company foreclosed on the BGC Pledged Shares and placed them in the treasury. Placing the BGC Pledged Shares into treasury had the effect of increasing GFS's voting percentage to 75.6% of the outstanding stock (GFS Shares).

      On Friday, April 14, 2000, an Annual Meeting (the "Meeting") of the Shareholders of the Company was held at 10:00 a.m. in Sacramento, CA. The purpose of the Meeting was the election of the Board of Directors of the Company. Upon completion of the ballot counting, it was determined that the nominees of GFS and its subsidiary GFS Acquisition, Inc. received a plurality of the votes and were duly elected. See the Company's Current Report on Form 8-K dated April 14, 2000 and filed with the Securities and Exchange Commission on May 3, 2000.

      Immediately following the annual Meeting, the board of directors met and, in accordance with the provisions of the Company's bylaws, elected three additional directors to fill the three vacancies on the board of directors. For more information regarding the names, ages and business experience for at least the past five years of the new directors, see the Company's Current Report on Form 8-K dated April 14, 2000 and filed with the Securities and Exchange Commission on May 3, 2000.

                          DUNES HOTELS AND CASINOS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    UNAUDITED


3.   CONTROL OF REGISTRANT: (CONTINUED)

     Pursuant to a Consent and Undertaking entered into with the Securities and Exchange Commission on October 13, 1977, the SEC asserts that the board of directors must have at least three directors satisfactory to the Commission (the "Independent Directors"). The Company has sought confirmation from the staff of the Commission that they do not object to Messrs. Herfurth, Steckart and Viets being designated the Independent Directors for purposes of the Consent and Undertaking. The staff has not responded to date. If the staff were to object to any of the above individuals being designated an Independent Director, then the board of directors will, without further shareholder approval elect another director, submit that director to the staff to replace any director that was objected to by the staff.

     The new board of directors elected Mr. Miller president of the Company. Mr. Cary Peaden was elected secretary-treasurer of the Company. Mr. Marvin Johnson has been retained as the chief accounting officer of the Company.

     On July 18, 2000, the Company and GFS filed in the United States District Court in Nevada a joint motion to dismiss the Nevada Action and the GFS counterclaim. When granted, the order to dismiss will turn the FDIC Pledged shares over to GFS for foreclosure. GFS is proceeding with the foreclosure in the Nevada Action. There can be no assurance as to the outcome of the foreclosure or at what time the foreclosure will be.

     INJUNCTIVE ACTION REGARDING TENDER OFFER

     On April 3, 2000, JBA, GFS and GFS Acquisition filed an action against the USI Corp., Barney Kreutzer and Thomas Honton (collectively the "USI Group") in the U.S. District Court for the District of Kansas alleging, among other things, violations of the Williams Act, Sections 13(d), 14(d) and 14(e) of the Securities Exchange Act of 1934, 15 U.S.C. 78a et seq. ("Williams Act"). The case is captioned J.B.A. Investments, Inc., et al. v. USI Corp, et al., Case No 00127 WEB (D. Kan. 2000). The plaintiffs allege that the USI Group conducted a tender offer for the Company's Series B Preferred Stock in violation of the Williams Act. Upon information believed to be reliable, USI Group was able to purchase approximately 3000 shares of the Company's non-convertible preferred stock, Series B ("Series B Preferred"). The plaintiffs further allege that USI Group failed to file any of the necessary reports required under the Williams Act, failed to make material disclosures to the former Series B Preferred shareholders and engaged in fraudulent practices in conjunction with the alleged tender offer. The plaintiffs seek a preliminary and permanent injunction prohibiting the USI Group from completing the tender offer, recission of the Series B Preferred purchases by the USI Group and damages.

                          DUNES HOTELS AND CASINOS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    UNAUDITED


3.    CONTROL OF REGISTRANT: (CONTINUED)

      The USI Group and the plaintiffs have consented to an order halting any further purchases of Series B Preferred by the USI Group, allowing the Company to instruct its transfer agent to stop the transfer of such shares to USI Group and precluding the USI Group from transferring or otherwise disposing the acquired Series B Preferred.

      The USI Group has filed a motion to dismiss the plaintiff's action. The plaintiffs have responded and the matter is under advisement by the court. On August 3, 2000, the court entered an agreed order joining the Company as third party plaintiff in the action.

      While management believes in the merits of the action against the USI Group, there can be no assurance as to the outcome of the action and ultimate ownership of the contested Series B Preferred.

4.    CONTINGENCIES:

     (a) As of June 30, 2000, there were no material legal proceedings pending against the Company. Subsequent to June 30, 2000, see Note 3 above regarding legal proceedings that may have a material adverse affect on the Company.

     (b) SHF was advised in 1991 of possible contamination of 40 acres at Sam Hamburg Farm of approximately 5,000 cubic yards of soil. The Company, through its chemical and toxic clean-up consultant, has been working with the California State Environmental Protection Agency in seeking alternate means to the disposal in toxic dump sites of the chemical and toxic-laden soil.

         Because of the ongoing testing, the State has not imposed a disposal date upon the Company. The Company has disposed of 1,000 cubic yards of soil to date. Cost of disposal of the remaining soil is estimated at $125 to $200 per cubic yard or approximately $500,000 to $800,000. However, if on-site remediation can be achieved, it is estimated that the cost should be no more than $170,000 which has been accrued. The Company is unable to predict when the ongoing testing will be complete or what the outcome of these tests will be. Accordingly, the estimates could materially change as the testing and remediation work continues.

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

     (d) The Company estimates the carrying value of the lots at The Fairways real estate development approximate their fair market value. It's reasonably possible the amounts ultimately realized could differ materially in the near term from the amounts recorded in the financial statements.

                          DUNES HOTELS AND CASINOS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    UNAUDITED


5.   LOSS PER COMMON SHARE:

     Loss per common share has been computed by dividing the net loss, plus the accrued dividends applicable to the Series B Preferred, for the three and six months ended June 30, 2000, and 1999, by the weighted number of shares outstanding (5,966,973) as of June 30, 2000, and (6,375,096) as of June 30,
     1999. Dividends on Series B Preferred are added to the loss applicable to common shares. Dividends on the Company's Series B Preferred have not been paid since the first quarter of 1982. The Company is in arrears on such dividends in the amount of approximately $1,353,000 as of June 30, 2000. The Company has no present intention to pay dividends on either its common or preferred shares.

     The following data show the amounts used in computing loss per share and the effect on loss and the weighted average number of shares of dilutive potential common stock.

                                     Six Months Ended        Six Months Ended
                                     June 30, 2000           June 30, 1999
                                     -------------           -------------
        Loss from operations              $(691)                $(481)
        Less:  preferred dividends         ( 36)                (  36)
                                          ------                ------
        Loss to common stockholders
            used in basic EPS             $(727)                $(517)
                                          ======                ======

        Weighted average number
          of common shares used
          in basic and diluted EPS        5,966,973             6,375,096
                                          =========             =========



                                     Three Months Ended      Three Months Ended
                                     June 30, 2000           June 30, 1999
                                     -------------           -------------

      Loss from Operations                $(199)                $(247)
      Less:  preferred dividends           ( 18)                 ( 18)
                                          ------                ------
      Loss to common stockholders
          used in basic EPS               $(217)                $(265)
                                          ======                ======


      Weighted average number
        of common shares used
        in basic and diluted EPS          5,966,973             6,375,096
                                          =========             =========

                          DUNES HOTELS AND CASINOS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    UNAUDITED

6.    SEGMENT INFORMATION:

      The Company's operations are classified into three principal reporting segments that provide different products or services. Separate management of each segment is required because each business unit is subject to different marketing, production, and technology strategies. The following table shows external revenues, depreciation, loss and assets for the reportable segments.

                                   Reportable Segments (in thousands)

                      Grain Drying
                       And Storage    Real Estate      Farming           Total

                                   Six Months Ended June 30, 2000

External revenue              $35         $1,078          $29           $1,142
Depreciation                   65                                           65
Loss                         (169)          (171)          27             (313)
Assets                      3,058          2,592          146            5,796

                                   Six Months Ended June 30, 1999

External revenue              $93           $778          $26             $897
Depreciation                   66                                           66
Loss                         (123)           (46)          24             (145)
Assets                      3,199          4,110          146            7,455

                                  Three Months Ended June 30, 2000

External revenue              $22           $683          $15             $720
Depreciation                   33                                           33
Loss                          (82)           (65)          14             (133)
Assets                      3,058          2,592          146            5,796

                                  Three Months Ended June 30, 1999

External revenue              $46           $105          $14             $165
Depreciation                   33                                           33
Loss                          (57)           (44)          13              (88)
Assets                      3,199          4,110          146            7,455

                          DUNES HOTELS AND CASINOS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    UNAUDITED



                         Six Months      Six Months    Three Months     Three Months
                           Ended            Ended           Ended           Ended
                       June 30, 2000    June 30, 1999   June 30, 2000   June 30, 1999

Revenues
Total for reportable
    segments                   $1,142            $897            $720            $165
                      -----------------------------------------------------------------
Total                          $1,142            $897            $720            $165
                      =================================================================

Loss
Total for reportable
    segments                    $(313)          $(145)          $(133)           $(88)
Corporate expenses               (467)           (343)           (106)           (159)
Interest income/
    expense & other                94              17              45               7
                      -----------------------------------------------------------------
Loss before income
    taxes                       $(686)          $(471)          $(194)          $(240)
                      =================================================================

Assets
Total for reportable
    segments                   $5,796          $7,455          $5,796          $7,455
Cash, securities &
    prepaids                    4,068           4,060           4,068           4,060
                      -----------------------------------------------------------------
Total                          $9,864         $11,515          $9,864         $11,515
                      =================================================================

                          DUNES HOTELS AND CASINOS INC.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS
-------------

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

OVERVIEW

REAL ESTATE

FAIRWAYS
The Fairways consist of the remaining portion of approximately 50 acres of developed residential land in Rancho Murieta, Sacramento County, California. Rancho Murieta is a 3,500 acre master planned unit development community located approximately 25 miles from Sacramento. The development consists primarily of single family homes, town houses, commercial property and two 18-hole championship golf courses and country club facilities. The 50 acres are located within the boundaries of one of the golf courses. The property was subdivided into 110 single-family estate lots. As of August 14, 2000, 14 lots remain and 10 lots are in escrow pending closing. Although dependent on a myriad of factors, Management anticipates that most of the lots will be sold by the end of the current year. The Company does not expect to realize a gain on the sale of the remaining lots as the existing cost basis approximates net sale proceeds. To facilitate sales on certain lots, the Company expects to build a privacy wall at an estimated cost of approximately $60,000. The Company intends to add the cost of the wall back into the listing price of the lots.

In January 2000, the Company's subsidiary purchased thirty social memberships at the Rancho Murieta Country Club, which were convertible to golfing memberships. Due to changes in the Country Club's bylaws effective August 7, 2000, the Company's subsidiary was forced to convert the remaining 19 social memberships into golfing memberships. This change will increase the future carrying cost on the remaining lots by approximately $5,000 per month. Management is considering its options with respect to recouping this additional expense.

                          DUNES HOTELS AND CASINOS INC.

SAM HAMBURG FARM
Sam Hamburg Farm consists of approximately 150 acres remaining from an original 4,600 acres of agricultural land. The Company leases 110 acres to one tenant, who grows various crops. The term of the lease is for two years on a cash rent basis.

AGRICULTURAL
The Company operates a rice drying and storage facility. The drying facility is financed by a 5-year lease, which commenced in March 1998. At the end of the lease the Company will obtain title to the drying facility.

The Company stored wheat principally for one customer, Adams Grain Co.("Adams") under a contract which expires May 2002 ("Adams Contract"). However, in May 2000, the Company negotiated an end to the Adams Contract. The terms of ending the storage agreement, effective May 18, 2000 require the Company to only store rice at its storage facility and if the Company stores any grain other than rice, Adams, retains a first right of refusal to store commodities under the Adams Contract. These conditions will remain in effect until May 31, 2002 (the original expiration date of the Adams Contract).

Subsequently, the Company has entered into an agreement with Pacific International Rice Mills, Inc. (PIRMI) to store approximately 350,000 cwt. of dry paddy rice for the period commencing September 1, 2000, to August 31, 2001, in the east warehouse. The gross revenue is approximately $140,000. As of July 26, 2000, the filling of the east warehouse was completed.

In addition, another agreement has been signed with PIRMI to dry and store wet paddy rice from the 2000 crop. The agreement provides for a minimum of 400,000 cwt. of wet paddy rice to be delivered. Gross drying revenue will be determined by the moisture content of the wet paddy rice delivered and the storage revenue will be calculated per dry cwt. Due to these unknown factors, anticipated revenues cannot be determined at this time.

In the next three months, the Company expects to spend approximately $50,000 to $100,000 to purchase and install equipment and field related structures at the drying facility. This equipment which allows the Company to clean the wet paddy rice prior to drying and the elevator modifications is projected to increase the Company's storage capacity and flow rates. In July 2000, an $8,000 deposit was made to Pneumatic Conveying & Mfg. to begin the fabrication of the structure and purchase of equipment.

If the Company were to lose its drying and storage customer, it would have a material adverse effect on the Company's agricultural segment.

OTHER
The Company has no present intentions to pay dividends on either its common or preferred stock.

                          DUNES HOTELS AND CASINOS INC.


OPERATING RESULTS

   THREE MONTHS ENDED JUNE 30, 2000 VS. THE THREE MONTHS ENDED JUNE 30, 1999.

REAL ESTATE

Revenue from the sale of real estate lots for the three months ended June 30, 2000, increased by $578,000 over the same period ended June 30, 1999. There were eight lots sold through June 30, 2000, with gross revenue of $683,000 compared with one lot sold through June 30, 1999, gross revenue of $105,000. The lot sales increase can be attributed to a turn around in the real estate market in the Sacramento, California area. However, due to the length of time in inventory, the cost of sales of the lots in inventory has reduced the profit margins considerably.

Net rental income from agricultural properties for the three months ended June 30, 2000, increased slightly over the revenue the same period in 1999. The annual rent in calendar year 1999 was $19,950, compared to $24,000 for calendar year 2000 which accounted for the slight increase during this period. A new two-year lease at Sam Hamburg Farm was signed in January 2000. This is the first year of a two-year lease.

AGRICULTURAL

The loss from the grain drying and storage facility for the three months ended June 30, 2000, increased by approximately $25,000 when compared with the three months ended June 30, 1999. The loss increase was primarily the result of a severe reduction in drying and storage revenue. During the fall 1999 season, there was virtually no drying revenue, which also reduced the storage revenue, as one of the warehouses remained empty. During the three month period ended June 30, 1999, there were grain shipments generating revenue in the amount of approximately $46,000 compared to revenue of approximately $22,000 for the three months ended June 30, 2000. As the fixed costs were constant during this period in 2000 and 1999, the difference in revenue was responsible for the loss increase. The Company's new management team has entered into two new contracts which are expected to keep the east side of its flat houses full and, depending on the harvest of rice this fall, to fill the west side of the facility. These two new contracts are anticipated (depending on harvest conditions and results) to generate both drying revenues and storage fees. See "Item 2--Management's Discussion and Analysis of Financial Condition and Results of Operations--Overview--Agricultural"

General
-------
When compared with the three months ended June 30, 1999, corporate operating expenses decreased by approximately $53,000 for the period ended June 30, 2000. This decrease consisted of reductions in administrative and general expenses, primarily legal fees ($29,000), director fees ($6,000) and director consulting fees ($21,000), offset by an increase in registrar/transfer agent fees ($3,000). The increase in registrar/transfer agent fees resulted from the cost of the shareholder meeting held on April 14, 2000.

Selling expenses associated with the real estate operations decreased by approximately $21,000 for the three months ended June 30, 2000, compared with the three months ended June 30, 1999. Decreases in advertising ($14,000), real property taxes ($4,000), and other expense ($10,000)

                          DUNES HOTELS AND CASINOS INC.


made up the majority of the decrease. The decrease was offset by an increase in country club dues ($4,000), and miscellaneous expense ($3,000). Country club dues increased during this period as the Company purchased 30 social memberships to aid in the sales of the remaining lots.

The decrease in other expense of $10,000 resulted from a one-time charge during this period in 1999, for geo-technical consulting services on various lots within "The Fairways" project.

        SIX MONTHS ENDED JUNE 30, 2000 VS. SIX MONTHS ENDED JUNE 30, 1999

REAL ESTATE

Revenues from the sale of real estate for the six months ended June 30, 2000, increased by $300,000 compared to the six month period ended June 30, 1999. There were 13 lots at "The Fairways" sold in the first six months of the year as of June 30, 2000, with gross revenues of $1,078,000 compared with gross revenues of $778,000 for the first six month period of the year as of June 30, 1999, which consisted of the sale of three lots at "The Fairways" for $245,000 and the sale of Solano Option for $533,000. A more detailed discussion of the Solano Option sale is described in the Company's Form 10-KSB for the year ended December 31, 1999. The lot sales increase can be attributed to a turn around in the real estate market in the Sacramento, California area. However, due to the length of time in inventory, the cost of sales of the lots in inventory has reduced the profit margins considerably.

AGRICULTURAL

Storage revenue at the grain drying and storage facility decreased by $58,000 in the six months ended June 30, 2000, compared with the six months ended June 30, 1999. The 2000 decrease resulted from a lack of drying revenue during the 1999 fall harvest season. The only storage revenue generated during the six month period ended June 30, 2000 was from the out-bound shipment of wheat in storage. The west warehouse at the storage facility remained empty during this period. See "Item 2--Management's Discussion and Analysis of Financial Condition and Results of Operations--Operating Results-Three months ended June 30, 2000 vs. the three months ended June 30, 1999-Agriculture."

GENERAL

Compared with the six months ended June 30, 1999, corporate operating expenses increased by $124,000 in the six months ended June 30, 2000. The increase is made up of office salaries and benefits ($4,000), accounting fees ($21,000), legal fees ($106,000), registrar/transfer agent fees ($5,000), directors expenses ($3,000) and office expense ($3,000). This increase is offset by decreases in directors fees ($6,000) and directors consulting fees ($12,000).

Accounting, registrar/transfer agent fees and office expense increased as a result of the shareholder's meeting held on April 14, 2000. Legal fees increased due to the proxy preparation for the annual shareholder meeting and due to litigation relating to GFS Acquisition Corp.

The cost of real estate operations decreased by $23,000 in the six months ended June 30, 2000, compared with the six months ended June 30, 1999. The most significant decreases were

                          DUNES HOTELS AND CASINOS INC.


advertising expenditures ($14,000), geo-technical consulting services ($9,000), real property taxes ($7,000) and legal fees ($2,000). The decrease was offset by an increase in sales trailer expense ($2,000) and Rancho Murieta Country Club dues ($7,000).

The increase in country club dues resulted from the purchase of 30 social memberships as a method to boost sales.

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended June 30, 2000, cash, cash equivalents and marketable securities increased by $416,000 from $3,601,000 at December 31, 1999, to $4,017,000 at June 30, 2000. The increase in cash was due primarily to lot sales at "The Fairways". The most significant uses of cash during the three months ended June 30, 2000, consisted of payment of long-term debt ($71,000).

The Company believes that its primary requirements for liquidity in the coming fiscal year will be to fund ongoing expenses at The Fairways, which include, among other things, association dues, water and sewer fees and property taxes and the building of the privacy wall; to fund the required payments due on the grain dryer improvements and financing; to fund costs that may be incurred relating to the toxic clean-up at Sam Hamburg Farm; to fund any tax payment that may be due if the California Franchise Tax Board disagrees with the Company's exemptions (see Note 4 to the Condensed Consolidated Financial Statements); and to fund general and administrative expenses.

The Company believes that sources of required liquidity will be cash generated from the rice drying and storage facilities, anticipated lot sales at The Fairways, collection of notes receivable, and the cash available at June 30, 2000. Based on known commitments, the Company believes that the sources of cash described and the cash available at June 30, 2000, will be adequate to fund known liquidity requirements.

                          DUNES HOTELS AND CASINOS INC.

                           PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings
--------------------------

      None, except for the discussion contained in footnote 3 in Notes to Consolidated Condensed Financial Statements.

ITEM 2.  Changes in Securities
------------------------------

      Not applicable

ITEM 3.  Default Upon Senior Securities
---------------------------------------

      Dividends in arrears. See Note 5 of Notes to Condensed Consolidated Financial Statements for the quarter ended June 30, 2000.

ITEM 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

      None

ITEM 5.  Other Information
--------------------------

      None

ITEM 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a)   Exhibits

      10.1 Letter Agreement dated May 31, 2000 and signed May 31, 2000 between SHF Acquisition, a wholly-owned subsidiary of the Dunes Hotels & Casinos Inc. and Pacific International Rice Mills

      10.2 Letter Agreement dated April 26, 2000 and signed April 26, 2000 between SHF Acquisition, a wholly-owned subsidiary of the Dunes Hotels & Casinos Inc. and Pacific International Rice Mills

      27.01    Financial Data Schedule

(b)  Reports on Form 8-K

     Current Report on Form 8-K dated April 14, 2000 regarding Item 1, regarding a change of control pursuant to the election of new directors proposed by GFS and GFS Acquisition, Inc.

                          DUNES HOTELS AND CASINOS INC.


                                   SIGNATURES
                                   ----------

      PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSE THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                                                DUNES HOTELS AND CASINOS INC.
                                                -----------------------------
                                                         Registrant



Date: August  15, 2000                          By: /s/ Steve K. Miller
                                                   -----------------------------
                                                   Steve K. Miller, President



                                                By: /s/ Marvin P. Johnson
                                                    ----------------------------
                                                    Marvin P. Johnson
                                                    Chief Accounting Officer