Form 10QSB
period 2000-09-30
DUNES HOTELS & CASINOS INC
filed 2000-11-15
CIK 24004

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549
                                   Form 10-QSB

(Mark One)
   X   Quarterly report pursuant to Section 13 or 15(d) of the Securities
  --- Exchange Act of 1934 for the quarterly period ended September 30, 2000 ____ Transition report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____________ to _____________.

Commission File No. 1-4385

                          DUNES HOTELS AND CASINOS INC.
-------------------------------------------------------------------------------
           (Exact name of business issuer as specified in its charter)

           NEW YORK                               11-1687244
-------------------------------             -----------------------------------
(State or other jurisdiction or             I.R.S. Employer Identification No.
incorporation or organization)

4600 Northgate Boulevard, Suite 130, Sacramento, California 95834
-------------------------------------------------------------------------------
(Address of principal executive offices)

(916) 929-2295
-------------------------------------------------------------------------------
(Issuer's telephone number)

       NOT APPLICABLE
-------------------------------------------------------------------------------

(Former name, former address and former fiscal year, if changed since last report)

       Check whether the issuer (1) filed all reports required to be filed by
       Section 13 or 15(d) of the exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements or the
       past 90 days.  Yes X   No ____
                         ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS
       State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,094,340 shares of common stock, $.50 par value as of November 1, 2000.

Transitional Small Business Disclosure Format (check one): Yes____   No  X
                                                                        ---

                          DUNES HOTELS AND CASINOS INC.


                                      INDEX
                                      -----

                                                                            Page
                                                                            ----
Part 1. Financial Information

            Item 1. Financial Statements
            ----------------------------

            Condensed Consolidated Balance Sheets                             3
            September 30, 2000 and December 31, 1999

            Condensed Consolidated Statements of Operations                   5
            for the three months ended September 30, 2000
            and 1999

            Condensed Consolidated Statements of Operations                   6
            for the nine months ended September 30, 2000
            and 1999

            Condensed Consolidated Statements of Cash Flows                   7
            for the nine months ended September 30, 2000
            and 1999

            Notes to Condensed Consolidated Financial                         8
            Statements

            Item  2. Management's Discussion and Analysis of
            ------------------------------------------------
            Financial Condition and Results of Operations                    17
            ---------------------------------------------

Part II.    Other Information

            Item 1. Legal Proceedings                                        22
            -------------------------
            Item 2. Changes in Securities                                    22
            -----------------------------
            Item 3. Defaults Upon Senior Securities                          22
            ---------------------------------------
            Item 4. Submission of Matters to a Vote of Security Holders      22
            -----------------------------------------------------------
            Item 5. Other Information                                        22
            -------------------------
            Item 6. Exhibits and Reports on Form 8-K                         22
            ----------------------------------------

            Signatures                                                       23

             DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED BALANCE SHEETS

                SEPTEMBER 30, 2000 AND DECEMBER 31, 1999
                         (Dollars in thousands)

                                     ASSETS

                                                   September   December
                                                   30, 2000    31, 1999
                                                   ----------  ----------
                                                   (Unaudited)
Cash and cash equivalents                        $       793   $   3,323

Marketable securities                                  3,405         278

Receivables
    Trade                                                132           3
    Related party, less allowance of $1,899 in 1999                   37
    Real estate sales                                    529         363

Inventory of real estate held for sale                 1,710       3,460

Prepaid expenses                                          78         111

Property and equipment, less accumulated
    depreciation and amortization of $828
    and $730 in 2000 and 1999                          3,038       3,118

Other assets                                               3           3
                                                   ----------  ----------

                                                 $     9,688   $  10,696
                                                   ==========  ==========


            See notes to condensed consolidated financial statements

             DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES

                SEPTEMBER 30, 2000 AND DECEMBER 31, 1999
                         (Dollars in thousands)

                  LIABILITIES AND SHAREHOLDERS' EQUITY

                                                   September       December
                                                   30, 2000        31, 1999
                                                   ----------     ----------
                                                   (Unaudited)
Accounts payable                                 $       100    $        52

Accrued expenses                                         199            171

Deferred credits                                         106

Income taxes                                             307            307

Long-term debt and capital lease obligation              650            815

Accrued preferred stock dividends in arrears           1,371          1,317
                                                   ----------      ----------

                                                       2,733          2,662
                                                   ----------      ----------
Shareholders' equity
  Preferred stock - authorized 10,750,000 shares
  ($.50 par);  issued 10,512 shares Series B
  $7.50 cumulative preferred stock, aggregate
  liquidation value $2,571 at September 30, 2000,
  including dividends in arrears                           5               5

    Common stock - authorized 25,000,000
     shares ($.50 par); issued 7,799,780
     shares                                            3,900           3,900

    Capital in excess of par                          25,881          25,881

    Deficit                                         (20,793)        (19,752)
                                                   ----------      ----------
                                                       8,993          10,034
    Treasury stock at cost;
    Preferred - Series B, 902 shares
    Common 2,705,440 shares and
    1,424,684 shares in 2000
    and 1999                                         (2,038)        (2,000)
                                                   ----------      ----------

        Total shareholders' equity                     6,955           8,034
                                                   ----------      ----------

                                                 $     9,688   $      10,696
                                                   ==========      ==========




            See notes to condensed consolidated financial statements

              DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES

              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

              THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999 (Dollars in
                 thousands, except per share)

                                    UNAUDITED

                                                     2000           1999
                                                  ------------   ------------
Revenues
    Sales of real estate                        $         729   $      1,208
    Rental income, agricultural properties                 14             10
    Drying and storage revenues                            74             54
                                                  ------------   ------------
                                                          817          1,272
                                                  ------------   ------------
Cost and expenses
    Cost of real estate sold                              763            293
    Cost and expenses of rental income                      1              1
    Cost of drying and storage revenues                   110             75
    Selling, administrative and general
        Corporate                                         225            162
        Real estate operations                             46             75
    Depreciation                                           33             33
                                                  ------------   ------------
                                                        1,178            639
                                                  ------------   ------------

Income/(loss) before other credits (charges)
    and income taxes                                    (361)            633

Other credits (charges)
    Interest and dividend income                           56             63
    Interest expense                                     (19)           (42)
    Gain / (loss) on marketable securities, net            28           (28)
                                                  ------------   ------------
                                                           65            (7)
                                                  ------------   ------------

Income/(loss) before income taxes                       (296)           626

Income taxes
                                                  ------------   ------------

Net income/(loss)                               $       (296)   $       626
                                                  ============   ============

Weighted average number of shares outstanding       5,966,973     6,375,096

Basic and diluted income/(loss)
    per common share                            $      (0.05)   $      0.10
                                                  ============   ============





            See notes to condensed consolidated financial statements

              DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES

              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

               NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                 (Dollars in thousands, except per share)

                                 UNAUDITED

                                                     2000             1999
                                                  ------------   -------------
Revenues
    Sales of real estate                        $       1,807  $       1,986
    Rental income, agricultural properties                 43             36
    Drying and storage revenues                           110            147
                                                  ------------   -------------
                                                        1,960          2,169
                                                  ------------   -------------
Cost and expenses
    Cost of real estate sold                            1,928          1,010
    Cost and expenses of rental income                      3              3
    Cost of drying and storage revenues                   249            225
    Selling, administrative and general
        Corporate                                         692            506
        Real estate operations                            131            183
    Depreciation                                           98             99
                                                  ------------   -------------
                                                        3,101          2,026
                                                  ------------   -------------

Income/(loss) before other credits
(charges) and income                                  (1,141)            143

Other credits (charges)
    Interest and dividend income                          159            176
    Interest expense                                      (62)         (131)
    Other income                                            3             11
    Gain / (loss) on marketable securities, net            59           (43)
                                                  ------------   -------------
                                                          159             13
                                                  ------------   -------------

Income/(loss) before income taxes                       (982)            156

Income taxes                                              (5)           (12)
                                                  ------------   -------------

Net income/(loss)                               $       (987)  $         144
                                                  ============   =============

Weighted average number of shares outstanding       5,966,973     6,375,096

Basic and diluted income/(loss)
 per common share                               $      (0.17)  $       0.01
                                                  ============   =============





         See notes to condensed consolidated financial statements

              DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES

             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

              NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                             (Dollars in thousands)

                                    UNAUDITED


                                                      2000           1999
                                                  -------------  ------------
Cash flows from operating activities:
    Net cash provided by (used in)
    operating activities                         $       762    $      567
                                                  -------------  ------------

Cash flows from investing activities:
    Proceeds from disposition of investment                            544
    Investment in marketable securities               (3,127)           43
                                                  -------------  ------------

Net cash provided by (used in) investing
activities                                            (3,127)          587
                                                  -------------  ------------

Cash flows from financing activities
    Payments on long-term debt                          (165)        (350)
    Payments on short-term debt                                       (49)
                                                  -------------  ------------

Net cash used in financing activities                   (165)        (399)
                                                  -------------  ------------

(Decrease) increase in cash and cash
 equivalents                                          (2,530)          755

Cash and cash equivalents, beginning of period          3,323        3,120
                                                  -------------   ------------

Cash and cash equivalents, end of period        $         793   $    3,875
                                                  =============  ============






         See notes to condensed consolidated financial statements

                          DUNES HOTELS AND CASINOS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    UNAUDITED



1.    Basis of presentation:

      The condensed consolidated financial information included herein is unaudited, except that the balance sheet at December 31, 1999, was derived from the audited consolidated balance sheet of the Company at that date. The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows of the Company.

      The results of operations for the nine months ended September 30, 2000, are not necessarily indicative of the results to be expected for the full year. Further, certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-KSB annual report for 1999 filed with the Securities and Exchange Commission.

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

3.    Control of registrant:

      FDIC Litigation/Change of Control

      John B. Anderson (Anderson), the former Chairman of the Board of Directors of the Company, and through ownership of Cedar Development Co. ("Cedar"), was the controlling shareholder and President of Baby Grand Corp. (BGC) and J.B.A. Investments, Inc. (Anderson Entities), which collectively owned approximately 4,280,756 shares or 67.2% of the Company's common stock. Of those shares (i) 3,000,000 shares (the FDIC Pledged Shares) were pledged as collateral to secure certain obligations owing to the FDIC, and (ii) 1,280,756 shares (the BGC Pledged Shares) were pledged as collateral in favor of a subsidiary of the Company.

                         DUNES HOTELS AND CASINOS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    UNAUDITED

3.    Control of registrant: (continued)

      The Federal Deposit Insurance Corporation ("FDIC") brought an action captioned, Federal Deposit Insurance Corporation, et al. v.
                         ----------------------------------------------------
      John B.  Anderson et al.,  United States District Court, District of
      ------------------------
      Nevada, Case No. CV-S-95-00679-PMP (LRL), on July 14, 1995. Anderson, Edith Anderson (Anderson's wife), Cedar, J.A Inc. (JA), J.B.A. Investments Inc, (JBA) (collectively, the Anderson Parties) are defendants in this litigation (the Anderson Litigation). This matter is more fully described in the Company's Form 10-K for the year ended December 31, 1997, see "Item 3. Legal Proceedings - Federal Deposit Insurance Corporation, et al. v. John B. Anderson, et al."

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

      In June 1999, the FDIC sold a portion of its Judgement, together with the underlying security owned by the Anderson Parties to General Financial Services, Inc. (GFS). Included in the sale were the FDIC Pledged Shares. GFS attempted to exercise its rights under the Judgement and transfer ownership of the FDIC Pledged Shares to it, but the Company intervened on behalf of Anderson, and seized the Pledged Shares. The Company in turn filed on July 6, 1999, a Complaint in Interpleader in Superior Court of California (the "California Action"). The action was removed and transferred on September 20, 1999, to the United States District Court for the District of Nevada (the "Nevada Action"). GFS and its subsidiary GFS Acquisition Company, Inc. filed a counter-claim alleging among other things, damages from the previous Company management for filing the California Action, seizing the FDIC Pledged Shares, interfering with the lawful transfer of the FDIC Pledged Shares and refusing to grant shareholder demands for an immediate shareholder meeting to elect directors. A more detailed discussion is described in the Company's Form 10-KSB for the fiscal year ended December 31, 1999.

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

      On July 18, 2000, the Company and GFS filed in the United States District Court in Nevada a joint motion to dismiss the Nevada Action and the GFS counterclaim. When granted, the order to dismiss will turn the FDIC Pledged shares over to GFS for foreclosure. GFS is proceeding with the foreclosure in the Nevada Action. On October 31, 2000, GFS filed an Application for Order Approving Disposition of Collateral, which if approved would authorize a UCC sale of the FDIC Pledged Shares. There can be no assurance as to the outcome of the foreclosure or at what time the foreclosure will be.

      Injunctive Action regarding Tender Offer

      On April 3, 2000, JBA, GFS and GFS Acquisition filed an action against the USI Corp., Barney Kreutzer and Thomas Honton (collectively the "USI Group") in the U.S. District Court for the District of Kansas alleging, among other things, violations of the Williams Act, ss.ss.13(d), 14(d) and 14(e) of the Securities Exchange Act of 1934, 15 U.S.C. 78a et seq. ("Williams Act"). The case is captioned J.B.A. Investments, Inc., et al.
      v. USI Corp, et al., Case No 00127 WEB (D. Kan. 2000). The plaintiffs allege that the USI Group conducted a tender offer for the Company's Series B Preferred Stock in violation of the Williams Act. Upon information believed to be reliable, USI Group was able to purchase approximately 3000 shares of the Company's non-convertible preferred stock, Series B ("Series B Preferred"). The plaintiffs further allege that USI Group failed to file any of the necessary reports required under the Williams Act, failed to make material disclosures to the former Series B Preferred shareholders and engaged in fraudulent practices in conjunction with the alleged tender offer. The plaintiffs seek a preliminary and permanent injunction prohibiting the USI Group from completing the tender offer, recission of the Series B Preferred purchases by the USI Group and damages.

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

4.    Contingencies:

      (a) See Note 3 above regarding legal proceedings that may have a material adverse affect on the Company.

      (b) SHF was advised in 1991 of possible contamination of 40 acres at Sam Hamburg Farm of approximately 5,000 cubic yards of soil. The Company has disposed of 1,000 cubic yards of soil to date. The Board of Directors has estimated that the cost of disposal of the remaining soil is $125 to $200 per cubic yard or approximately $500,000 to $800,000. However, they also have estimated that if on-site remediation could be achieved, that the cost should be no more than $170,000, which is the amount that has been accrued. The Board of Directors currently is in the process of obtaining updated estimates of the cost of remediating the contamination. However, at this time the Company does not have sufficient information to revise the previous estimates. Accordingly, it is reasonably possible the estimates will change materially in the near term.

      (c) As previously reported, the Company had been notified that the California Franchise Tax Board (FTB) was examining its 1995 tax return. On September 13, 2000, the FTB requested, and the Company granted, a six month extension of the period in which the FTB could make an assessment related to the 1995 tax return. The Company disagrees with the FTB and plans to oppose any assessment of additional taxes or interest and, therefore, has not made any provision for additional taxes or interest. However, if the FTB were successful on all of the issues that it has raised, the Company would be liable for approximately $1 million in taxes and interest. Based on the information available at this time, the Board of Directors is not able to accurately assess the amount that may be owed to the State of California as additional franchise taxes.

                         DUNES HOTELS AND CASINOS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    UNAUDITED

      (d) The Company estimates the carrying value of the lots at The Fairways real estate development approximates their fair market value. The carrying values will continue to increase the longer the lots are held by the Company. As a result, the Company could realize a loss on the sale of the remaining lots if the fair market value of the lots does not increase at the same rate as the carrying values.

5.    Loss per common share:

      Loss per common share has been computed by dividing the income, net
      (loss), less the accrued dividends applicable to the cumulative Series B Preferred Shares, for the nine months ended September 30, 2000, and 1999, by the weighted number of shares outstanding (5,966,973) as of September 30, 2000, and (6,375,096) as of September 30, 1999. Dividends on the Company's Series B Preferred have not been paid since the first quarter of 1982. The Company is in arrears on such dividends in the amount of approximately $1,371,000 as of September 30, 2000. The Company has no present intention to pay dividends on either its common or preferred shares.

      The following data show the amounts used in computing loss per share and the effect on loss and the weighted average number of shares of dilutive potential common stock.

                              (Dollars in thousands, except per share)

                                    Nine Months Ended       Nine Months Ended
                                    September 30, 2000      September 30, 1999
                                    ------------------      ------------------

      Income/(loss) from operations       $  (987)                $ 144
      Less:  preferred dividends             ( 54)                (  54)
                                            ------                ------
      Income/(loss) to common
       stockholders used in basic
       and diluted EPS                    $(1,041)                $  90
                                            =======               ======

      Weighted average number
       of common shares used
       in basic and diluted EPS           5,966,973               6,375,096
                                          =========               =========

       Basic and diluted EPS              $ (0.17)                $ 0.01
                                            ======                 =====

                         DUNES HOTELS AND CASINOS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    UNAUDITED

                                     Three Months Ended      Three Months Ended
                                     September 30, 2000      September 30, 1999
                                     ------------------      ------------------

      Income/(loss) from Operations  $(296)                  $  626
      Less:  preferred dividends     (  18)                    ( 18)
                                     ------                   ------
      Loss to common stockholders
       used in basic and diluted EPS $(314)                  $   608
                                     ======                   =======


      Weighted average number
       of common shares used
       in basic and diluted EPS      5,966,973               6,375,096
                                     =========               =========

      Basic and diluted EPS          $(0.05)                   $0.10
                                      ======                   =====


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

                         DUNES HOTELS AND CASINOS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    UNAUDITED


                                         (Dollars in thousands)

                          Grain Drying
                           And Storage    Real Estate     Farming       Total
                          ------------    -----------     -------       -----
                                 Nine Months Ended September 30, 2000

External revenue             $110           $1,807          $43         $1,960
Depreciation                   98                                           98
Income/(loss)                (237)            (252)          40           (449)
Assets                       3,173           2,093          146          5,412

                                 Nine Months Ended September 30, 1999

External revenue             $147           $1,986          $36         $2,169
Depreciation                   99                                           99
Income/(Loss)               (177)              793           33            649
Assets                      3,172            3,859          146          7,177

                                 Three Months Ended September 30, 2000

External revenue              $74             $729          $14           $817
Depreciation                   33                                           33
Income/(loss)                 (69)             (80)          13           (136)
Assets                      3,173            2,093          146          5,412

                      Three Months Ended September 30, 1999

External revenue             $54            $1,208          $10         $1,272
Depreciation                  33                                            33
Income/(loss)               (54)               840            9            795
Assets                      3,172            3,859          146          7,177

                         DUNES HOTELS AND CASINOS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    UNAUDITED


                     Nine Months     Nine Months    Three Months   Three Months
                        Ended           Ended          Ended           Ended
                      September       September      September       September
                       30, 2000       30, 1999        30, 2000       30, 1999

Revenues
Total for reportable
  Segments              $1,960         $2,169          $817           $1,272
                      -------------------------------------------------------
Total                   $1,960         $2,169          $817           $1,272
                      =======================================================

Income/(loss)
Total for reportable
  Segments              $(449)         $649            $(136)         $795
Corporate expenses       (692)         (506)            (225)         (162)
Interest income/
  expense & other          159            13               65           (7)
                      -------------------------------------------------------
Income/(loss) before
  Income taxes          $(982)         $156            $(296)         $626
                      =======================================================

Assets
Total for reportable
  Segments              $5,412         $7,177          $5,412         $7,177
Cash, securities &
    Prepaids             4,276          4,807           4,276          4,807
                      -------------------------------------------------------
Total                   $9,688       $11,984       $9,688       $11,984
                      =======================================================

                          DUNES HOTELS AND CASINOS INC.


ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
---------------------------------------------------------------------------
RESULTS OF OPERATIONS
---------------------

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

OVERVIEW

REAL ESTATE

FAIRWAYS
The Fairways consist of the remaining portion of approximately 50 acres of developed residential land in Rancho Murieta, Sacramento County, California. Rancho Murieta is a 3,500 acre master planned unit development community located approximately 25 miles from Sacramento. The development consists primarily of single family homes, town houses, commercial property and two 18-hole championship golf courses and country club facilities. The 50 acres are located within the boundaries of one of the golf courses. The property was subdivided into 110 single-family estate lots. As of October 31, 2000, 16 lots remain and 14 lots are in escrow pending closing. Although dependent on a myriad of factors, Management anticipates that most of the lots will be sold by the end of the current year. The Company does not expect to realize a gain on the sale of the remaining lots as the existing cost basis approximates net sale proceeds. To facilitate sales on certain lots, the Company planned to build a privacy wall on those lots, however, the wall was not approved by the architectural review committee.

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

The Company stored wheat principally for one customer, Adams Grain Co. ("Adams") under a contract which expires May 2002 ("Adams Contract"). However, in May 2000, the Company negotiated an end to the Adams Contract. The terms of ending the storage agreement, effective May 18, 2000 require the Company to only store rice at its storage facility and if the Company stores any grain other than rice, Adams, retains a first right of refusal to store commodities under the Adams Contract. These conditions will remain in effect until May 31, 2002 (the original expiration date of the Adams Contract).

The Company has entered into an agreement with Pacific International Rice Mills, Inc. (PIRMI) to store approximately 350,000 cwt. of dry paddy rice for the period commencing September 1, 2000, to August 31, 2001, in the east warehouse. The gross revenue is approximately $140,000. As of July 26, 2000, the filling of the east warehouse was completed and during September 2000 the Company received payment for 50% of the storage revenue under the terms of the agreement.

In addition, another agreement has been signed with PIRMI to dry and store wet paddy rice from the 2000 crop. The agreement provides for a minimum of 400,000 cwt. of wet paddy rice to be delivered. Gross drying revenue will be determined by the moisture content of the wet paddy rice delivered and the storage revenue will be calculated per dry cwt. During September 2000, the Company began drying operations and as of September 30, 2000, realized gross drying revenue of approximately $59,000 net of freight rebate.

During the quarter ended September 30, 2000, installation of equipment and field related structures at the drying facility was started at a cost of approximately $105,000. This equipment, which will allow the Company to clean the wet paddy rice prior to drying and elevator modifications, is projected to increase the Company's efficiency and flow rates.

If the Company were to lose its drying and storage customer, it would have a material adverse effect on the Company's agricultural segment.

                         DUNES HOTELS AND CASINOS INC.


OPERATING RESULTS

Three months ended September 30, 2000 vs. the three months ended
September 30, 1999.

Real Estate

Revenue from the sale of real estate lots, increased by $462,000. There were eight lots sold through September 30, 2000, with gross revenue of $729,000 compared with three lots sold through September 30, 1999, with gross revenue of $267,000. The cost of lots sold in 2000 was $763,000 compared to $293,000 in 1999. The lot sales increase can be attributed to a turn around in the real estate market in the Sacramento, California area. However, due to the length of time in inventory, the cost of sales of the lots in inventory has reduced the profit margins considerably. In addition, in 1999 the Company also received a success payment of $94,000 from Murieta Investors and sold 2.16 acres of industrial property in Las Vegas, NV for $847,000. A more detailed discussion of the Success Payment from Murieta Investors, LLC and the Las Vegas, NV industrial property is described in the Company's Form 10-KSB for the year ended December 31, 1999.

Net rental income from agricultural properties increased slightly over the revenue for the same period in 1999. The annual rent in calendar year 1999 was $19,950, compared to $24,000 for calendar year 2000 which accounted for the slight increase during this period. A new two-year lease at Sam Hamburg Farm was signed in January 2000. This is the first year of a two-year lease.

Agricultural

The loss from the grain drying and storage facility increased by approximately $15,000 During this period the filling of the east warehouse was completed and in September 2000 drying operations were started. Increased costs of natural gas and electricity to operate the dryer and related equipment contributed to the loss increase. Revenue from the drying operation is realized during the drying period, however, the storage revenue is realized over a twelve month storage period See "Item 2--Management's Discussion and Analysis of Financial Condition and Results of Operations--Overview--Agricultural".

General

Corporate operating expenses increased by approximately $63,000. This increase consisted of increases in administrative and general expenses, officers salaries & related payroll costs ($50,000), accounting fees ($12,000), registrar transfer agent fees ($14,000), officers travel ($17,000), and officers/directors insurance ($3,000) offset by a decrease in legal fees ($20,000) and directors consulting fees ($13,000).

Selling expenses associated with the real estate operations decreased by approximately $29,000. Decreases in advertising ($26,000), real property taxes ($7,000), association dues ($3,000) and other expense ($4,000) made up the majority of the decrease. The decrease was offset by an increase in country club dues ($11,000). See "Item 2-Management's Discussion and Analysis of Financial Condition and Results of Operations-Overview-Fairways".

                         DUNES HOTELS AND CASINOS INC.

Nine months ended September 30, 2000 vs. nine months ended September 30, 1999

Real Estate

Revenues from the sale of real estate decreased by $179,000. There were 21 lots sold at "The Fairways" in the first nine months of 2000, with gross revenues of $1,807,000 compared with gross revenues of $1,986,000 for the first nine months of 1999, which consisted of the sale of 6 lots at "The Fairways" for $468,000, Success Payments of $138,000 on lots previously sold to Murieta Investors, LLC, the sale of Solano Option for $533,000 and the sale of 2.16 acres of industrial property in Las Vegas, NV for $847,000. A more detailed discussion of the Success Payment from Murieta Investors, LLC, the Solano Option sale and the Las Vegas, NV industrial property is described in the Company's Form 10-KSB for the year ended December 31, 1999. The lot sales increase can be attributed to a turn around in the real estate market in the Sacramento, California area. However, due to the length of time in inventory, the cost of sales of the lots in inventory has reduced the profit margins considerably.

Agricultural

Storage revenue at the grain drying and storage facility decreased by $37,000. The only storage revenue generated during the nine month period ended September 30, 2000 was from the shipment of wheat in storage and the filling of the east warehouse with paddy rice. In 1999 storage revenue was generated from both warehouses with wheat and corn. The west warehouse at the storage facility is currently being filled with paddy rice from the drying operation. See "Item 2--Management's Discussion and Analysis of Financial Condition and Results of Operations--Operating Results-Three months ended September 30, 2000 vs. the three months ended September 30, 1999-Agriculture."

General

Corporate operating expenses increased by $186,000. The increase is made up of officer/office salaries and benefits ($53,000), accounting fees ($33,000), legal fees ($86,000), registrar/transfer agent fees ($19,000), officer's travel ($17,000), directors expenses ($10,000) and office expense and related ($7,000). This increase is offset by decreases in directors consulting fees ($25,000) and directors fees ($14,000).

Accounting, registrar/transfer agent fees and office expense increased as a result of the shareholder's meeting held on April 14, 2000. Legal fees increased due to the proxy preparation for the annual shareholder meeting and due to litigation relating to GFS Acquisition Corp.

The cost of real estate operations decreased by $52,000. The most significant decreases were advertising expenditures ($39,000), geo-technical consulting services ($11,000), real property taxes ($14,000) association dues ($7,000) and legal fees ($3,000). The decrease was offset by an increase in Rancho Murieta Country Club dues ($18,000) and sales trailer expense ($4,000).

                         DUNES HOTELS AND CASINOS INC.


The increase in country club dues resulted from the conversion of social memberships to golf memberships.

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended September 30, 2000, cash, cash equivalents and marketable securities increased by $597,000 from $3,601,000 at December 31, 1999, to $4,198,000 at September 30, 2000. The increase in cash was due primarily to lot sales at "The Fairways". The most significant uses of cash during the nine months ended September 30, 2000, consisted of payment of long-term debt ($165,000).

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

The Company believes that sources of required liquidity will be cash generated from the rice drying and storage facilities, anticipated lot sales at The Fairways, collection of notes receivable, and the cash and marketable securities available at September 30, 2000. Based on known commitments, the Company believes that the sources of cash described and the cash available at September 30, 2000, will be adequate to fund known liquidity requirements.

FINANCIAL CONDITION

At December 31, 1999, Inventory of Real Estate held for sale was $3,460,000 consisting of 40 lots compared to $1,710,000 consisting of 20 lots at September 30, 2000. This decrease of $1,750,000 is a result of the sale of lots at The Fairways.

                         DUNES HOTELS AND CASINOS INC.


PART II - OTHER INFORMATION


ITEM 1.  Legal Proceedings
--------------------------
     None, except for the discussion contained in footnote 3 in Notes to Condensed Consolidated Financial Statements.

ITEM 2.  Changes in Securities
------------------------------
     Not applicable

ITEM 3.  Default Upon Senior Securities
---------------------------------------
     Dividends in arrears. See Note 5 of Notes to Condensed Consolidated Financial Statements for the quarter ended September 30, 2000.

ITEM 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------
     None

ITEM 5.  Other Information
--------------------------
     None

ITEM 6.  Exhibits and Reports on Form 8-K
-----------------------------------------
(a)  Exhibits

     27.01     Financial Data Schedule

(b)  Reports on Form 8-K

               None

                         DUNES HOTELS AND CASINOS INC.


                                   SIGNATURES

      PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSE THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                                               DUNES HOTELS AND CASINOS INC.
                                               -------------------------------
                                                        Registrant



Date: November 14, 2000                         By:      /s/ Steve K. Miller
      -----------------                             --------------------------
                                                Steve K. Miller, President



                                                By:      /s/ Marvin P. Johnson
                                                    --------------------------
                                                Marvin P. Johnson
                                                Chief Accounting Officer