Form 10KSB
period 2000-12-31
DUNES HOTELS & CASINOS INC
filed 2001-04-13
CIK 24004

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C., 20549
                                   FORM 10-KSB
Mark One)
 X
--- Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2000 or
     Transition  report pursuant to Section 13 or 15(d) of the Securities
---  Exchange  Act of 1934 for the  transition  period  from  ______________  to
     __________________
Commission File No. 1-4385
                          DUNES HOTELS AND CASINOS INC.
--------------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)
            NEW YORK                         11-1687244
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)
 46735 County Rd. 32B,
 P.O. Box 130, Davis, California                                        95617
-------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)
Registrant's telephone number, including area code                (530) 753-4890
                                                                  --------------
Securities Registered Pursuant to Section 12(b) of the Act:
                                                           Name of each exchange
Title of each class                                          on which registered
       NONE                                                           NONE
-------------------                                        ---------------------
Securities Registered Pursuant to Section 12(g) of the Act:
                                                      Series B, $7.50 Cumulative
                                                      --------------------------
Common Stock, $.50 par value                     Preferred Stock, $.50 par value
----------------------------                     -------------------------------
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
                          YES  X      NO
                             ----       ----
      Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. (___)

State issuer's revenues for its most recent fiscal year:  $2,929,000

      The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant computed by reference to the price at March 30, 2001 ($1.03 share) was approximately $680,179. See "Item 5. Market for Registrant's Common Equity and Related Matters".

The number of shares of common stock outstanding as of March 30, 2001 was 4,666,777.
               Documents Incorporated by Reference: Not Applicable

Transitional Small Business Disclosure Format: Yes;       No X
                                                   ---      ---

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS
--------------------------------

      Dunes Hotels and Casinos Inc. was incorporated in New York in 1956. In this report the term "the Company" refers to Dunes Hotels and Casinos Inc., individually, or with its wholly-owned subsidiaries, Continental California Corporation (Continental), M & R Corporation (MRC) and MRC's subsidiary M & R Investment Company, Inc. (MRI) and MRI's subsidiaries SHF Acquisition Corporation (SHF) and South Lake Acquisition Corporation (South Lake).

      The Company, through its subsidiaries, operates in two principal business segments: real estate (development and sale of residential lots and rental of agricultural land), and agriculture (drying and storing rice). See Note 12 of Notes to Consolidated Financial Statements for information relating to industry segments and class of services.

      The Company's real estate segment primarily develops and sells completed residential lots at The Fairways at Rancho Murieta, CA primarily to builders of custom homes and to the general public located in and around the greater Sacramento, California area.

      The agricultural segment dries harvested rice over a two-month period (approximately September 15 to November 15) and stores, for a fee, the dried rice until it is removed, normally within the following year as the storage charges are paid for a twelve month period. In addition, the Company stores rice for one customer under a contract which expires in August 2001. This contract accounts for approximately 50% of the storage capacity and 50% of the storage revenue. If the Company were to lose this storage customer, fail to obtain drying contracts for the coming year, or acres planted to rice are reduced due to market conditions, or if the crop yield is low, it would have a material adverse effect on the Company's agricultural segment.

RECENT DEVELOPMENTS

      On October 31, 2000, the Company commenced a tender offer for all of its Common Stock at a purchase price of $1.00 per share and for all of its Preferred Stock at a purchase price of $30.00 per share. The tender offer for the Common Stock expired on February 15, 2001 and the tender offer for the Preferred Stock expired on March 16, 2001. As a result of the tender offer, the Dunes acquired 427,563 shares of Common Stock (representing 8.4% of the outstanding Common Stock) and 1,075 shares of Preferred Stock (representing 11.2% of the Preferred Stock). The tendered shares will be cancelled and as a result, Steve K. Miller, indirectly through General Financial Services, Inc. and GFS Acquisition Company, Inc., will own 85.8% of the Common Stock and 1.4% of the Preferred Stock.

      As of March 30, 2001, shareholders who claim to have lost their stock certificates have submitted letters of transmittal for 82 shares of Preferred Stock and 18,100 shares of Common Stock. The Company has agreed to accept such tendered shares if the shareholders satisfy the transfer agent's requirement for delivery of a lost stock affidavit and the payment of a transfer service fee. These shares are not included in the above numbers or percentages.

REAL ESTATE SEGMENT:

The Fairways

      The Company, through SHF, developed approximately 50 acres of real property as a residential planned unit development known as "The Fairways" in Rancho Murieta, California. Rancho Murieta is a 3,500- acre master planned unit development located approximately 25 miles from Sacramento, California. Rancho Murieta consists primarily of single-family homes, town houses, commercial property and two 18-hole championship golf courses, including country club facilities. The Fairways, located within the boundaries of one of the golf courses at Rancho Murieta, was subdivided into 110 single-family estate lots. As of March 23, 2001, 2 lots remain unsold.

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

Sam Hamburg Farm

      MRI owns approximately 150 acres of agricultural property called Sam Hamburg Farm (Hamburg Farm) in Merced County, California. MRI's 150 acres are operated by SHF. Of the 150 acres, 40 acres contain an airstrip and shop area, which is the focus of continuing attempts at chemical clean-up. The remaining 110 acres are leased to one tenant at an annual aggregate rental of approximately $24,000. The current lease commenced January 2000 for a period of two years.

      The Company was advised in 1991 of possible contamination of 40 acres at Sam Hamburg Farm of approximately 5,000 cubic yards of contaminated soil. The Company has disposed of 1,000 cubic yards of contaminated soil to date. The Company, through its chemical and toxic clean-up consultants, has been working with the California State Environmental Protection Agency, in seeking alternate means to the disposal in toxic dump sites of the chemical and toxic-laden soil.

      Because of ongoing testing, the State has not imposed a disposal date upon the Company. Cost of disposal of the remaining soil is estimated at $125 to $200 per cubic yard or approximately $500,000 to $800,000. However, if on-site remediation can be achieved, it is estimated the cost should be no more than $170,000. The Company is unable to predict when the ongoing testing will be completed or what the outcome of these tests will be. Accordingly, it is reasonably possible the estimates will change materially in the near term.

AGRICULTURAL SEGMENT:

Rice Storage And Drying Facilities

      Since 1990, SHF has owned a rice storage facility (the "Storage Facility") located in Yolo County, California. The Storage Facility generally stores rice, for a fee and can store approximately 700,000 cwt. of grain.

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

Prior to May 2000, the Company stored wheat principally for one customer, Adams Grain Co. ("Adams") under a contract which expires May 2002 ("Adams Contract"). In May 2000, the Company negotiated an end to the Adams Contract. The terms of ending the storage agreement, effective May 18, 2000 require the Company to only store rice at its storage facility and if the Company stores any grain other than rice, Adams, retains a first right of refusal to store commodities under the Adams Contract. These conditions will remain in effect until May 31, 2002 (the original expiration date of the Adams Contract).

On April 26, 2000, the Company entered into an agreement with Pacific International Rice Mills, Inc. (PIRMI) to store approximately 350,000 cwt. of dry paddy rice for the period commencing September 1, 2000, to August 31, 2001, in the east warehouse. The gross revenue is approximately $140,000. As of July 26, 2000, the filling of the east warehouse was completed and during September 2000 the Company received payment for 50% of the storage revenue under the terms of the agreement.

In addition, on May 31, 2000, the Company entered into another agreement with PIRMI to dry and store wet paddy rice from the 2000 crop. The agreement provides for a minimum of 400,000 cwt. of wet paddy rice to be delivered. Gross drying revenue will be determined by the moisture content of the wet paddy rice delivered and the storage revenue will be calculated per dry cwt. During September 2000, the Company began drying operations and as of December 31, 2000, realized gross drying revenue of approximately $214,000 net of freight rebate.

During 2000, the Company installed equipment and field related structures at the drying facility at a cost of approximately $120,000. This equipment, which will allow the Company to clean the wet paddy rice prior to drying and elevator modifications, is projected to increase the Company's efficiency and flow rates.

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

      With respect to the Company's agricultural real estate, the Company competes for tenants with other regional or local agricultural properties in the area of California where the Company's property is located. Leasing property to prospective tenants is generally determined on the basis of, among other things, lease rates and quality of soil. The Company's leases of agricultural property are generally for a period of 2 years.

Agricultural Segment:

      With respect to the Company's rice drying and storage operations, the Company competes with other rice drying and storage companies in Northern California. The rice drying operation is seasonal and runs from approximately September 15 to November 15. The storage facility, depending on the demand and shipment of rice from storage, operates on a year around basis. The drying and storage operations are impacted by the number of acres grown, the yield per acre, weather conditions, trucking expense and government programs. The storage facility is located on the southern edge of the California rice growing region. If there is a significant change in any of the above factors, it could have a material adverse effect on the rice drying and storage revenues. Because the Company stores rice for principally one customer, the loss of that customer could have a material adverse effect on the rice drying and storage operation.


SALES AND MARKETING

      The Company employs a sales consultant for the sale of its residential lots at the Fairways, although sales by independent real estate brokers are also encouraged. The residential lots are marketed primarily by means of media advertising, customer referrals and realtor contacts. Selling prices are set based on the local market conditions and competitive factors. The agricultural properties are marketed to farmers in the surrounding area where the agricultural property is located. The rice drying and storage operation is marketed to principally one customer but the Company is attempting to obtain additional customers.

REGULATION

      The Company must comply with various federal, state and local zoning, building, pollution, environmental, health, and advertising ordinances, rules and regulations, including regulations relating to specific building materials to be used, building design, minimum elevations of properties and emissions from the rice drying and storage facilities.

EMPLOYEES

      At March 23, 2001, the Company had 4 employees. None of the Company's employees are covered by collective bargaining agreements. The Company believes its employee relations to be satisfactory.

ITEM 2.  DESCRIPTION OF PROPERTY
--------------------------------

REAL ESTATE SEGMENT:

The Fairways

      The Fairways is comprised of approximately 50 acres of land which has been developed into 110 single family estate lots of which 2 remain unsold as of March 23, 2001. It is located in Rancho Murieta, California, adjacent to Highway 16, approximately 25 miles southeast of Sacramento. The land is encumbered by bonds in the approximate amount of $4,500, which is the pro rata share of a bonded indebtedness incurred that enabled the Rancho Murieta Community Services District to acquire the water and sewer facilities that serve the community of Rancho Murieta, which includes The Fairways. The bonded indebtedness will be assumed, pro rata, by the individual lot buyers.

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

AGRICULTURAL SEGMENT:

Rice Storage and Drying Facility

      The storage and drying facilities are located in Yolo County, California, approximately 15 miles west of the city of Sacramento. The storage facility can store approximately 700,000 cwt. of rice. The drying facility can dry approximately 17,600 cwt. of rice in a 24 hour period. The drying facility dries enough rice to fill approximately one-half of the storage facility. See "Item 1. Business -- Agricultural Segment -- Rice Storage and Drying Facilities."

EXECUTIVE OFFICES:

      The Company's executive office is located in a building in Davis, California adjacent to the rice drying and storage facility. The executive offices are approximately 1,000 square feet and the Company believes that the executive office is suitable for its needs.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

      See "Note 10.--Legal Proceedings" to the Company's consolidated financial statements included elsewhere in this report.


ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
----------------------------------------------------------

      No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-----------------------------------------------------------------

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

          2000                      HIGH                 LOW
      -----------                   ----                 ---
      1st Quarter                   $1.31                $0.75
      2nd Quarter                   $0.75                $0.59
      3rd Quarter                   $0.75                $0.62
      4th Quarter                   $0.88                $0.50

          1999                      HIGH                 LOW
      -----------                   ----                 ---
      1st Quarter                   $0.25                $0.19
      2nd Quarter                   $0.83                $0.21
      3rd Quarter                   $0.89                $0.50
      4th Quarter                   $0.78                $0.68

     At March 30, 2001, the Company's transfer agent reported that there were approximately 1,466 holders of record of the Company's common stock, and approximately 511 holders of record of the Company's Series B $7.50 cumulative, voting and non-convertible preferred stock.

      Dividends on the Company's common stock have not been paid since the second quarter of 1979. Dividends on the Company's Series B preferred stock have not been paid since the first quarter of 1982.

     The Company is in arrears on dividends on the preferred stock in the amount of approximately $1,389,000 as of December 31, 2000. This number includes accrued dividends on the 1,075 shares of preferred stock acquired by the Company in its tender offer. The Company has no present intention to pay dividends on either its common or preferred shares in the near future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATION
---------------------------------------------------------

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

OVERVIEW

Real Estate

      The Fairways consist of the remaining portion of approximately 50 acres of developed residential land in Rancho Murieta, Sacramento County, California. Rancho Murieta is a 3,500-acre master planned unit development community located approximately 25 miles from Sacramento. The development consists primarily of single-family homes, town houses, commercial property and two 18-hole championship golf courses and country club facilities. The 50 acres are located within the boundaries of one of the golf courses. The property was subdivided into 110 single-family estate lots. As of March 23, 2001, 2 lots are in escrow pending closing which will complete the sale of all of the lots. The Company does not expect to realize a gain on the sale of the remaining lots as the existing cost basis approximates net sale proceeds.

Agricultural

      The Company operates a rice drying and storage facility. The drying facility is financed by a 5- year lease which commenced in March 1998. At the end of the lease, the Company will have the option to obtain title to the drying facility for $1.00.

OPERATING RESULTS

      Net loss for the year ended December 31, 2000, increased by approximately $1,045,000 when compared with the year ended December 31,1999. The major items contributing to the loss increase were the following:

      (1) A decrease in profit from the sale of real estate. During 1999, 2.16 acres of industrial property in Las Vegas, NV was sold for $846,800; and

      (2) An increase in corporate expense.

These items were partially offset by a decrease in interest expense.

2000 vs. 1999

Real estate
-----------

      Real estate revenues and profits decreased during 2000. In 1999, 2.16 acres of industrial property in Las Vegas, NV were sold for $846,800. Sales at The Fairways increased during 2000 as there were 30 lot sales, compared to 6 lot sales in 1999, however, there was no gain on these sales as the existing cost basis approximates net sales proceeds.

Agricultural
------------

      Rice drying and storage losses in 2000 decreased by approximately $61,000 when compared with 1999. For the year ended December 31, 2000, drying and storage revenue was $342,000 compared to $168,000 for the prior year. The increase is primarily due to rice drying during the current year. The storage revenue increase will be reflected during the next nine months of 2001, as the storage revenue will be realized as earned. During 1999, there was no storage revenue.

General
-------

      Selling, administrative and general expenses in total increased approximately $342,000. The major contributors to the increase were legal fees ($193,000); officers salary ($76,000); fees relating to the tender offer ($64,000); accounting fees ($42,000); and officers travel ($36,000). These increases were offset by decreases in directors consulting fees ($48,000) and director fees ($21,000).

      Interest income increased due to additional notes receivable from lot sales at The Fairways. Interest expense decreased as a result of payments made during the year on the rice dryer.


LIQUIDITY AND CAPITAL RESOURCES

      During the year ended December 31, 2000, cash, cash equivalents and marketable securities increased by $1,062,000 from $3,601,000 at December 31, 1999 to $4,663,000 at December 31, 2000. The most significant source of cash in 2000 was $1,392,000 provided by operations. The most significant uses of cash in 2000 consisted of payments of $226,000 on long-term debt, purchase of property and equipment of $148,000 and investment in marketable securities of $100,000.

      As discussed in Item 1.--Description of Business--Recent Developments", on March 16, 2001, the Company completed its tender offer for shares of the Common Stock and Preferred Stock. As a result of the tender offer, the Company paid $459,813 to the former holders of the Common Stock and Preferred Stock, which amount was paid from the Company's cash and cash equivalents.

      The Company believes that its primary requirements for liquidity in the coming fiscal year will be to fund the final expenses on the remaining two lots at The Fairways, which include, among other things, association dues, water and sewer fees and property taxes; to fund the required payments due on the grain dryer financing; to fund costs that may be incurred relating to the toxic clean-up at Sam Hamburg Farm; and to fund general and administrative expenses.

      The  Company  believes  that  sources of required  liquidity  will be cash generated from the rice drying and storage facilities and the collection of notes receivable resulting from sales at The Fairways. Based on known commitments, the Company believes that the sources of cash described and the cash available at December 31, 2000, will be adequate to fund known liquidity requirements in 2001. However, if the sources of required liquidity and the cash available at December 31, 2000 prove to be insufficient to cover the Company's primary liquidity requirements, it will be necessary to sell some of the Company's non-income producing assets.


ITEM 7.  FINANCIAL STATEMENTS
-----------------------------

      The Consolidated Financial Statements of Dunes Hotels and Casinos Inc. are located at pages F-1 to F-21 attached to the end of this annual report.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
------------------------------------------------------------------------------

     None

                               PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
------------------------------------------------------------------------------

        The By-laws of the Company provide that the number of directors constituting the entire board shall be five. Directors are elected at each annual meeting of shareholders to hold office until the next annual meeting and until a successor has been elected and qualified. On April 14, 2000, the Company held its annual meeting of shareholders. At the annual meeting, GFS and GFS Acquisition nominated four persons to fill the board seats that were up for election at the annual meeting. The shareholders of the Company elected the nominees proposed by GFS. Immediately following the annual meeting, the board of directors met and, in accordance with the provisions of the Company's bylaws, elected three additional directors to fill the three vacancies on the board of directors. Two of the directors have subsequently resigned.

        Pursuant to a Securities and Exchange Commission consent decree, the Company has maintained an Audit Committee of the Board of Directors (Audit Committee) since 1978, a majority of which are independent directors.

        Identified herein are all directors and executive officers of the Company. The information set forth as to each Director and Executive Officer has been furnished by such person.

        Steve K. Miller, 51, was elected a director and President of the Company in April 2000. Mr. Miller has been employed by General Financial Services, Inc. since 1988 and as President since 1995. He earlier served as president and has continually served as Chairman of the Board of Directors since its founding. General Financial Services is primarily engaged in the investment and redevelopment of distressed real estate assets. He also owns several companies operated in conjunction with General Financial engaged in real estate investment, agriculture, hotel ownership and aviation. Prior to founding General Financial, Mr. Miller owned and operated John Deere agricultural equipment dealerships. Mr. Miller received his B.A. in Accounting and Finance from Southwest Oklahoma State University.

        D. Cary Peaden, 45, was elected a Director, Secretary and Treasurer of the Company in April 2000. Mr. Peaden has been employed by General Financial Services, Inc. since 1989 and as Vice President for the last five years. Mr. Peaden is currently employed as assistant to the President of Rich-Mix Products, Inc., which is unaffiliated with General Financial Services. Mr. Peaden attended and studied business administration at Wichita State University.

        James R. Herfurth, 58, was elected a Director of the Company in April 2000. Mr. Herfurth has practiced law in California since 1977. He is a member of the Board of Directors of Valley Solar Systems, Inc., a corporation doing business in energy conservation, and is the president and a director of FCW, Inc., a corporation engaged in the purchase of consumer loans. Mr. Herfurth owns and operates commercial, industrial and residential properties. He is a graduate of the College of the Sequoias and Humphreys College of Law.

        James G. Steckart, 51, was elected a Director of the Company in April 2000. Since January 1999, Mr. Steckart has been the President of PXC, LLC, a Washington State based financial services company. Prior to joining PXC, Mr. Steckart served as Chief Executive Officer and President of Home Choice, Inc., Dallas, Texas, a publicly traded home furnishings and electronics leasing company from May 1998 to January 1999 and Chief Operating Officer from February 1998 to January 1999. From

1996 to October 1997, he was the President of Alameda Management Company, a business engaged in the development, management and ownership of inn-type motels. Mr. Steckart was employed by Advantage Companies, Inc., a publicly traded franchisee of Rent-A-Center, first as Vice President of Operations from 1991 to 1993 and then as President from 1993 to 1996.

     Paul H. Viets, 67, was elected a Director of the Company in April 2000. Mr. Viets is Chairman of the Board of Directors of Commerce Bank of Independence, Kansas. Prior to that he served as Chairman, President and Director of Citizens National Bank which he and his partners sold to Commerce Bankshares, Inc., St. Louis, Missouri. Mr. Viets is also a partner in Vico Rentals, L.C., a real estate development company unrelated to General Financial. Mr. Viets is a business graduate of the University of Kansas.

     There is no family relationship between any directors or executive officers of the Company. No director holds a directorship in any other company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of such Act or any company registered as an investment company under the Investment Company Act of 1940, as amended.

     Compliance with Section 16(a) of the Exchange Act. Based solely upon a review of the Commission's Forms 3, 4 and 5 received by the Company during the last fiscal year and written representations solicited by the Company, no Officer, Director, beneficial owner of more than 10% of any class of the Company's equity securities or any other person subject to Section 16 of the Exchange Act failed to file on a timely basis as disclosed in the above forms, reports required by Section 16(a) of the Exchange Act during the year ended December 31, 2000, except as follows: (1) the initial Form 3's for Paul Viets, James Steckart and James Herfurth were each filed one day late and the initial Form 3's for Fadi Mashnouk, Thomas Steele and Cary Peaden were each filed two days late (each of these forms reported that the reporting person did not own any shares of common or preferred stock in the Company) and (2) the Form 5 for General Financial Services, Inc. and Mr. Steve Miller for the year ended
December 31, 2000, reporting the acquisition of 120 shares of preferred stock was filed one day late. On April 6, 2001, General Financial Services, Inc., GFS Acquisition Company, Inc. and Mr. Miller amended their Form 5 to report the acquisition of 18,000 shares that had not previously been reported on Form 4.

ITEM 10.  EXECUTIVE COMPENSATION
--------------------------------

      The following table sets forth the annual compensation paid to the Company's President for each of the last three fiscal years. No executive officer of the Company received compensation in excess of $100,000 for the 3 years ended December 31, 2000.


                      SUMMARY COMPENSATION TABLE
                          ANNUAL COMPENSATION
                          -------------------
      (a)                (b)        (c)       (d)         (e)         (i)
                                                      Other annual  All other
Name and prin-                                        compensation  compensation
cipal position           Year     Salary($)  Bonus($)     ($)         ($)(1)
--------------           ----     ---------  --------     ---       ------------

Steve K. Miller,         2000(2)   $71,381      --         --       $11,067
President

Edward Pasquale,
President                2000(3)     --         --         --       $22,267
                         1999        --         --         --       $62,568
                         1998        --         --         --       $36,862
------------------
(1)   All other compensation for Mr. Miller consists of the following:

           Directors fees           $10,667
           Consulting fees              400
                                        ---
                                    $11,067
                                     ======

     All other compensation for Mr. Pasquale consists of the following:

                                    Year Ended December 31,
                                    -----------------------
                                    1998        1999         2000
                                    -----       ----         ----

           Directors fees           $15,000     $15,000       $4,333
           Audit Committee fees      12,000      12,000        3,467
           Consulting fees            9,862      35,568       14,467
                                     ------      ------      -------
                                    $36,862     $62,568      $22,267
                                     ======      ======       ======

(2)   Mr. Miller was elected president of the Company on April 14, 2000.
(3) Mr. Pasquale was president of the Company from December 1997 to April 14, 2000.

Compensation of Directors

      The Company pays each director an annual fee of $15,000 payable monthly. In addition to their regular directors fees, board members and audit committee members are paid $200 per half-day and $400 per full day for special projects considered to be outside the scope of their duties as board and audit committee members. In addition, they receive a travel fee of $300 for each meeting attended.

      Messrs. Herfurth, Steckart, and Viets are all member of the Company's Audit Committee. For services rendered as Audit Committee members and consultants during the fiscal year 2000, Messrs. Herfurth, Steckart, and Viets were paid $17,500, $400, and $400 respectively.

      The Company does not have a plan, pursuant to which cash or non-cash compensation is paid or distributed, or is proposed to be paid or distributed in the future. The Company does not have any pension or other benefit plans.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

      The table shown below contains certain information as of March 30, 2001 with respect to (1) any person (including any "group" as that term is used in Section 13(d)(3) of the Exchange Act), who is known to the Company to be beneficial owner (as that term is defined in rules and regulations of the Commission under the federal securities laws) of more than 5% of the Company's common stock, (2) each director and each executive officer named in the summary compensation table and (3) certain information with respect to the Company's common stock beneficially owned (as that term is defined in rules and regulations of the Commission under the federal security laws) by all directors, and executive officers of the Company as a group.


Name and Address of             Amount and Nature of          Percent of Common
Beneficial Owner (1)            Beneficial Ownership (1)      Stock Outstanding
--------------------------------------------------------------------------------

GFS Financial Services, Inc.(2)         4,003,309                  85.8%
8441 E. 32nd Street N
Wichita, KS  67226

Steve K. Miller(3)                      4,003,309                  85.8%

James R. Herfurth                              --                    --

James G. Steckart                              --                    --

Paul H. Viets                                  --                    --

D. Cary Peaden                              3,100                     *

All Directors and Officers
as a Group (5 Persons)                  4,006,409                  85.8%

------------------------
* less than 1%

(1) In furnishing this information, the Company is relying upon the contents of statements filed with the Commission pursuant to Section 13(d) and Section 13(g) of the Exchange Act.


(2) Consists of 3,000,000 shares owned directly by General Financial Services, Inc. and 1,003,309 shares owned indirectly through its wholly owned subsidiary GFS Acquisition Company, Inc. Mr. Miller is the sole stockholder, sole director and the president of

           General Financial Services, Inc. and as a result may be deemed to be the beneficial owner of the shares owned directly and indirectly by General Financial Services, Inc.

      The following table sets forth, as of March 30, 2001, the number and percentage of shares of the Company's Series B preferred stock which are beneficially owned, directly or indirectly, by (1) any person (including any "group" as that term is used in Section 13(d)(3) of the Exchange Act), who is known to the Company to be beneficial owner (as that term is defined in rules and regulations of the Commission under the federal securities laws) of more than 5% of the Company's Preferred Stock, (2) each director and each executive officer named in the summary compensation table and (3) certain information with respect to the Company's Preferred Stock beneficially owned (as that term is defined in rules and regulations of the Commission under the federal security laws) by all directors, and executive officers of the Company as a group.

Name and Address of             Amount and Nature of          Percent of Common
Beneficial Owner (1)            Beneficial Ownership (1)      Stock Outstanding
--------------------------------------------------------------------------------

USI Corp(2)                                 2,399                    28.1%
1040 Lawrence Court
Wichita, KS  67206

Empire & Company                            1,973                    23.1%
c/o Transpacific Corp.
328A Exchange Place Station
Jersey City, NJ 07303

Steve K. Miller(3)                            120                     1.4%

James R. Herfurth                              --                     --

James G. Steckart                              --                     --

Paul H. Viets                                  --                     --

D. Cary Peaden                                 --                     --

All Directors and Officers
as a Group (5 Persons)                        120                     1.4%

------------------------
(1) In furnishing this information, the Company is relying upon the contents of statements filed with the Commission pursuant to Section 13(d) and
      Section 13(g) of the Exchange Act.

(2) USI Corp claims that it owns or has rights to approximately 3,000 shares of preferred stock. Pursuant to an order by the United States District Court for Kansas, USI Corp has agreed not to transfer these shares. See
      Note 10 to the Consolidated Financial Statements of the Company included elsewhere in this report.

(3) Consists of 120 shares owned by General Financial Services, Inc. Mr. Miller is the sole stockholder, sole director and the president of General Financial Services, Inc. and as a result may be deemed to be the beneficial owner of the shares owned by General Financial Services, Inc.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

      None.


                                     PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------


The following documents are filed as part of this report

a.  Financial Statements                                                   PAGE
                                                                           ----

      Dunes Hotels and Casinos Inc. and Subsidiaries
      Consolidated Financial Statements:

      Independent Accountants' Report of Baird, Kurtz & Dobson              F-1

      Independent Auditors' Report of Piercy, Bowler, Taylor and Kern       F-2

      Balance Sheet as December 31, 2000                                    F-3

      Statements of Operations, two years ended December 31, 2000           F-5

      Statements of Changes in Shareholders' Equity, two years ended
      December 31, 2000                                                     F-6

      Statements of Cash Flows, two years ended December 31, 2000           F-7

      Notes to Financial Statements, two years ended
      December 31, 2000                                                     F-9


b.  Exhibits

         3.1 Restated Certificate of Incorporation of Dunes Hotels and Casinos Inc. dated June 17, 1982 (incorporated by reference to Dunes Hotels and Casinos Inc. Annual Report on Form 10-K (file no. 1-4385) for the year ended December 31, 1994, Part IV, Item 14(a)(3), Exhibit 3.01).


         3.2 Certificate of Amendment of Restated Certificate of Incorporation of Dunes Hotels and Casinos Inc. dated December 19, 1984 (incorporated by reference to Dunes Hotels and Casinos Inc. Annual Report on Form 10-K (file no. 1-4385) for the year ended December 31, 1994, Part IV, Item 14(a)(3), Exhibit 3.02).

         3.3   Revised   By-laws  of  Dunes  Hotels  and  Casinos  Inc.  dated
               February 3, 2000 (incorporated by reference to Dunes Hotels and Casinos Inc. Annual Report on Form 10-K (file no. 1-4385) for the year ended December 31, 1999, Part IV, Item 14(a)(3),
               Exhibit 3.03).

         3.4   Amendent to By-laws adopted June 18, 1997.

         4.1 Specimen Certificate for the Common Stock of Dunes Hotels and Casinos Inc. (incorporated by reference to Dunes Hotels and Casinos Inc. Annual Report on Form 10-K (file no. 1-4385) for the year ended December 31, 1994, Part IV, Item 14(a)(3),
               Exhibit 4.01).

         4.2 Specimen Certificate for the Preferred Stock of Dunes Hotels and Casinos Inc. (incorporated by reference to Dunes Hotels and Casinos Inc. Annual Report on Form 10-K (file no. 1-4385) for the year ended December 31, 1994, Part IV, Item 14(a)(3),
               Exhibit 4.02).


         10.1 Reimbursement Agreement dated September 20, 1995, by and between Rancho Murieta Community Services District and SHF Acquisition Corporation regarding the amount of the reimbursement due SHF for excess work done at The Fairways at Rancho Murieta that will benefit other properties within the boundaries of Rancho Murieta (incorporated by reference to Dunes Hotels and Casinos Inc. Annual Report on Form 10-K (file no. 1-4385) for the year ended December 31, 1995, Part IV, Item 14(a)(3), Exhibit 10.24).


         10.2 Master Equipment Lease dated April 3, 1997, between ICON Financial Corp. and SHF Acquisition Corporation (incorporated by reference to Dunes Hotels and Casinos Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, Part II, Item 6,
               Exhibit 10.02).

         10.3 Letter Agreement dated May 31, 2000 and signed May 31, 2000 between SHF Acquisition, a wholly-owned subsidiary of the Dunes Hotels & Casinos Inc. and Pacific International Rice Mills (incorporated herein by reference to Dunes Hotels and Casinos Inc. Quarterly Report on Form 10-QSB (file no. 1-4385) for the period ended June 30, 2000, Part II, Item 6(a), Exhibit 10.1)

         10.4 Letter Agreement dated April 26, 2000 and signed April 26, 2000 between SHF Acquisition, a wholly-owned subsidiary of the Dunes Hotels & Casinos Inc. and Pacific International Rice Mills (incorporated herein by reference to Dunes Hotels and Casinos Inc. Quarterly Report on Form 10-QSB (file no. 1-4385) for the period ended June 30, 2000, Part II, Item 6(a), Exhibit 10.2)

         21.1 Subsidiaries of Registrant.

     (b) Reports on Form 8-K

         None

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DUNES HOTELS AND CASINOS INC.         DUNES HOTELS AND CASINOS INC.


By  /s/ Steve K. Miller               By /s/ Marvin P. Johnson
    ------------------------------       -------------------------------------
    Steve K. Miller                      Marvin P. Johnson
    President                            Principal   Financial  and  Accounting
    (Principal Executive Officer)        Officer

Dated  April 2, 2001


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature                Title                     Date


/s/  James R. Herfurth                            April 2, 2001
---------------------------------
James R. Herfurth        Director

/s/ Steve K. Miller                               April 2, 2001
---------------------------------
Steve K. Miller          Director

/s/  D. Cary Peaden                               April 2, 2001
---------------------------------
D. Cary Peaden           Director

/s/  James G. Steckart                            April 2, 2001
---------------------------------
James G. Steckart        Director

/s/  Paul H. Viets                                April 2, 2001
---------------------------------
Paul H. Viets            Director

                          INDEPENDENT ACCOUNTANTS' REPORT
                          ----------------------------

Board of Directors and Shareholders
Dunes Hotels and Casinos Inc.
Davis, California

We have audited the accompanying consolidated balance sheet of Dunes Hotels and Casinos Inc. and Subsidiaries as of December 31, 2000, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the year ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dunes Hotels and Casinos Inc. and Subsidiaries as of December 31, 2000, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.



/s/ Baird, Kurtz and Dobson

Wichita, Kansas

February 20, 2001, except for notes 4, 9, 10 and 14 as to which the date is March 30, 2001.

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

Board of Directors and Shareholders
Dunes Hotels and Casinos Inc.
Davis, California

We have audited the accompanying consolidated statements of operations, shareholders' equity and cash flows of Dunes Hotels and Casinos Inc. and Subsidiaries for the year ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows for the year ended December 31, 1999, of Dunes Hotels and Casinos Inc. and Subsidiaries in conformity with generally accepted accounting principles.



/s/ Piercy, Bowler, Taylor & Kern

Las Vegas, Nevada
January 28, 2000

       DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES

                 CONSOLIDATED BALANCE SHEET

                      DECEMBER 31, 2000
                   (Dollars in thousands)

                           ASSETS




Cash and cash equivalents                        $     4,241

Marketable securities                                    422

Receivables
    Trade                                                 37
    Real estate sales                                    526

Inventory of real estate held for sale                 1,126

Prepaid expenses                                          56

Property and equipmenless accumulated depreciation
    and amortization of $862                           3,134

Other assets                                               4
                                                   ----------

                                                 $     9,546
                                                   ==========

                                  (continued)
                                      F-3

                 DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES

                                DECEMBER 31, 2000
                             (Dollars in thousands)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable                                              $       143

Accrued expenses                                                      478

Deferred income                                                       159

Long-term debt and capital lease obligation                           589

Accrued preferred stock dividends in arrears                          1,389
                                                                 ----------

                                                                      2,758
                                                                 ----------
Shareholders' equity
    Preferred stock - authorized 10,750,000
      shares ($.50 par); issued 10,512 shares
      Series B $7.50 cumulative preferred
      stock, outstanding 9,610 shares, aggregate
      liquidation value $2,589, including
      dividends in arrears                                                5

    Common stock - authorized 25,000,000 shares ($.50 par);
        issued 7,799,780 shares, outstanding 5,094,340 shares          3,900

    Capital in excess of par                                          25,881

    Deficit                                                          (20,960)
                                                                   ----------
                                                                       8,826
    Treasury stock at cost;  Preferred - Series B, 902 shares
        Common 2,705,440 shares                                       (2,038)
                                                                   ----------

        Total shareholders' equity                                     6,788
                                                                   ----------

                                                                 $     9,546
                                                                  ==========

                 See notes to consolidated financial statements

                 DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                     YEARS ENDED DECEMBER 31, 2000 AND 1999
                    (Dollars in thousands, except per share)

                                                     2000          1999
                                                  ------------  ------------
Revenues
    Sales of real estate                        $       2,474 $       2,108
    Rental income, agricultural properties                 57            51
    Drying and storage revenues                           342           168
    Miscellaneous income, net                              56            67
                                                  ------------  ------------
                                                        2,929         2,394
                                                  ------------  ------------
Cost and expenses
    Cost of real estate sold                            2,550         1,120
    Cost and expenses of rental income                      4             4
    Cost of drying and storage revenues                   405           292
    Selling, administrative and general
        Corporate                                       1,027           685
        Real estate operations                            172           225
    Depreciation                                          132           132
                                                  ------------  ------------
                                                        4,290         2,458
                                                  ------------  ------------

Loss before other credits (charges) and income         (1,361)          (64)
    taxes

Other credits (charges)
    Interest and dividend income                          266           248
    Interest expense                                      (80)         (178)
    Gain / (loss) on marketable securities, net            44           (90)
                                                  ------------  ------------
                                                          230           (20)
                                                  ------------  ------------
Loss before income taxes                               (1,131)          (84)
Income taxes                                                5             7
                                                  ------------  ------------

Net loss                                        $      (1,136)$         (91)
                                                  ============  ============

Weighted average number of shares outstanding       5,311,893     6,375,096

Basic and diluted loss per common share         $       (0.23)$       (0.03)
                                                  ============  ============


                 See notes to consolidated financial statements
                                    F-5

                                          DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES

                                    CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                              YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                      (Dollars in thousands)



                                  Preferred stock  Common stock                         Preferred          Common
                                   issued (1)        issued       Capital             treasury stock   treasury stock      Total
                                  ------------- ----------------    in                --------------  ---------------      share-
                                         Par               Par    excess                                                  holders'
                                  Shares Value  Shares    Value   of par    Deficit   Shares  Cost    Shares   Cost       equity
                                  ------ ------ --------- ------ --------- ---------- ------ ------- --------- --------  ----------
Balance, January 1, 1999          10,512   $5   7,799,780  $3,900  $25,881  ($19,589)  902   ($70)   1,424,684 ($1,930)     $8,197

Accrued dividends, preferred stock                                               (72)                                          (72)
Net loss                                                                         (91)                                          (91)
                                  ------ ------ --------- ------- --------- ---------- ------ ------ --------- --------  ----------
Balance, December 31, 1999        10,512    5   7,799,780   3,900   25,881   (19,752)  902    (70)   1,424,684  (1,930)      8,034

Accrued dividends, preferred stock                                               (72)                                          (72)
Acquisition of treasury stock
  through foreclosure                                                                                              (38)        (38)
Net loss                                                                      (1,136)                1,280,756              (1,136)
                                  ------ ------ --------- ------- --------- ---------- ------ ------ --------- --------  ----------
Balance, December 31, 2000        10,512   $5   7,799,780  $3,900  $25,881  ($20,960)  902   ($70)   2,705,440 ($1,968)     $6,788
                                  ====== ====== ========= ======= ========= ========== ====== ====== ========= ========  ==========


(1) Series B, $7.50 dividend, voting and non-convertible
     (liquidation value, $125 per share)

                                          See notes to consolidated financial statements

                 DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     YEARS ENDED DECEMBER 31, 2000 AND 1999
                             (Dollars in thousands)



                                                     2000          1999
                                                  ------------  ------------
Cash flows from operating activities:
    Net loss                                    $      (1,136)$         (91)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
    Depreciation                                          132           132
    (Gain) loss on marketable securities                  (44)           90
    (Gain) loss on disposition of assets                                 11
    (Increase) decrease in operating assets:
        Receivables                                      (198)           45
        Inventory, real estate held for sale            2,334           490
        Prepaid expenses                                   55             4
        Other                                              (1)
    Increase (decrease) in operating liabilities:
        Accounts payable                                   91            27
        Accrued expenses and income taxes                               (14)
        Deferred credits and other                        159
        Former minority interest                                       (320)
                                                  ------------  ------------
Net cash provided by operating activities               1,392           374
                                                  ------------  ------------

Cash flows from investing activities
    Investment in marketable securities                  (100)
    Proceeds from sale of marketable securities                         460
    Proceeds from disposition of assets                                 500
    Purchase of property and equipment                   (148)          (22)
                                                  ------------  ------------
Net cash provided by (used in) investing activities      (248)          938
                                                  ------------  ------------

                                (continued)
                                    F-7

                          DUNES HOTELS AND CASINOS INC.

                     YEARS ENDED DECEMBER 31, 2000 AND 1999
                             (Dollars in thousands)




                                                     2000          1999
                                                  ------------  ------------
Cash flows from financing activities:
    Payments on short-term debt                 $             $         (49)
    Payments on long-term debt                           (226)       (1,060)
                                                  ------------  ------------
Net cash used in financing activities                    (226)       (1,109)
                                                  ------------  ------------

Increase in cash and cash equivalents                     918           203

Cash and cash equivalents, beginning of year            3,323         3,120
                                                  ------------  ------------

Cash and cash equivalents, end of year          $       4,241 $       3,323
                                                  ============  ============

Supplemental disclosures of cash flow information:
    Cash paid during the year for:
        Income taxes                            $           5 $           7
                                                  ============  ============
        Interest                                $          80 $         189
                                                  ============  ============

Supplemental schedules of non-cash investing and
    financing activities:
        Dividends accrued but unpaid            $          72 $          72
                                                  ============  ============
        Stock acquired from foreclosure         $          38 $
                                                  ============  ============







                 See notes to consolidated financial statements
                                    F-8

                DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2000 AND 1999



1. Summary of significant accounting policies:

   Consolidation:

   The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries Continental California Corporation (Continental), M & R Corporation (MRC) and MRC's subsidiary, M & R Investment Company, Inc. (MRI) and MRI's subsidiaries SHF Acquisition Corporation (SHF) and South Lake Acquisition Corporation (South Lake), after elimination of all material intercompany balances and transactions.

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

   The agricultural segment dries harvested rice over a two-month period (approximately September 15 to November 15) and stores, for a fee, the dried rice until it is removed, normally within the following year. The Company stores rice principally for one customer under a contract which expires in August 2001. This contract accounts for approximately 50% of the storage capacity and 50% of the storage revenue. If the Company were to lose this storage customer, fail to obtain drying contracts for the coming year, or crop yields are low, it would have a material adverse affect on the Company's agricultural segment.

   Property and equipment and depreciation and amortization:

   Property and equipment are stated at cost. Depreciation and amortization are calculated using the straightline method over the estimated useful lives of the assets.

   Loss per share:

   Loss per common share has been computed using the weighted average number of shares outstanding during the year: 5,311,893 and 6,375,096 for the years ended December 31, 2000 and 1999, respectively. Dividends on nonconvertible preferred stock - Series B have been deducted from income or added to the loss applicable to common shares. (See Note 3).

                 DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2000 AND 1999


   Income Taxes:

   Deferred tax liabilities and assets are recognized for the tax effects of differences between the financial statement and tax basis of assets and liabilities. A valuation allowance is established to reduce deferred tax assets if it is more likely than not that a deferred tax asset will not be realized.

   Cash equivalents:

   The Company considers all highly liquid cash investments purchased with an original maturity of three months or less to be cash equivalents. At December 31, 2000 and 1999, cash equivalents consisted of money market accounts and commercial paper.

   Marketable securities:

   The Company's investments in marketable securities are accounted for as trading securities. Accordingly, gains or losses related to the Company's investments in marketable securities, which have not been material, are included in operations. These investments consist of preferred stock of $322,000 and a municipal bond of $100,000.

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

   Use of estimates:

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   Reclassifications:

   Certain reclassifications have been made to the 1999 financial statements to conform to the 2000 presentation. The reclassifications had no effect on the results of operations.

                 DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2000 AND 1999


2.     Fair value of financial instruments:

   The following methods and assumptions were used by the Company in estimating its fair value and disclosures for financial instruments.

   Cash, cash equivalents and marketable securities:

   The carrying amount approximates fair value of cash, cash equivalents and marketable securities. For marketable securities, fair values are estimated based on quoted market prices as of December 31, 2000.

   Notes receivable:

   These notes are collateralized by the real property sold. Management believes the fair value of real estate notes receivable approximates their carrying value based on their outstanding balances, their respective interest rates and comparable sales in the area, of the real property.

   In the event these notes were not collected, and the Company were unable to recover or sell the collateral property, the maximum losses sustained would be equal to the aggregate value of the notes.

   Long-term debt and capital lease obligation:

   The fair value of the capital lease obligation is based on current rates at which the Company could borrow funds.

   The fair values of the Company's significant financial instruments at December 31, 2000 approximate their carrying amounts.

3.    Loss per common share:

   Loss per common share has been computed by dividing the income, net (loss), less the accrued dividends applicable to the cumulative Series B Preferred Shares, for each of the two years ended December 31, 2000, and 1999, by the weighted number of shares outstanding (5,311,893) as of December 31, 2000, and (6,375,096) as of December 31, 1999. Dividends on the Company's Series B Preferred have not been paid since the first quarter of 1982. The Company is in arrears on such dividends in the amount of approximately $1,389,000 as of December 31, 2000. The Company has no present intention to pay dividends on either its common or preferred shares.

   The following data show the amounts used in computing loss per share and the effect on loss and the weighted average number of shares of dilutive potential common stock.

                 DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2000 AND 1999


                       (Dollars in thousands, except per share)
                                             Year Ended December 31,
                                                    2000           1999
                                                    ----           ----
      Loss from operations                       $(1,136)          $(91)
      Less:  preferred dividends                     (72)           (72)
                                                     ----           ----
      Loss to common stockholders used
        in basic and diluted loss per
        common share                             $(1,208)         $(163)
                                                 ========         ======

      Weighted average number of common shares
        used in basic and diluted loss per
        common share                           5,311,893      6,375,096
                                               =========      =========

      Basic and diluted loss per common share     $(0.23)        $(0.03)
                                                  =======        =======

4. Inventory of real estate held for development and sale (Dollars in thousands):

      The Fairways (a)                              $    940
      Sam Hamburg Farm (b)                               146
      Other                                               40
                                                    --------
                                                    $  1,126
                                                    ========
(a) The Company, through SHF, developed 50 acres of residential land located at Rancho Murieta, California as a residential planned unit development known as "The Fairways". Rancho Murieta is a 3,500- acre master planned unit development located approximately 25 miles from Sacramento, California. The land is encumbered by bonds in the approximate amount of $4,500. Rancho Murieta consists primarily of single family homes, town houses, commercial property and two 18-hole championship golf courses, including country club facilities. The Fairways, located within the boundaries of one of the golf courses located at Rancho Murieta, was subdivided into 110 single-family estate lots. As of March 23, 2001, 2 lots remain unsold.

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

(b) Sam Hamburg Farm consists of approximately 150 acres of agricultural property. Of the 150 acres, 40 acres contain an airstrip and shop areas which are the focus of continuing attempts at chemical clean-up. See Note 9(b) for a detailed discussion concerning the removal of the toxic waste. The remaining 110 acres are leased to one tenant at an annual aggregate rental of approximately $24,000 expiring in 2001.

                 DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2000 AND 1999


5. Property  and  equipment  and  accumulated   depreciation  and  amortization
(Dollars in thousands):

      Land and land improvements                                    $   159
      Building and improvements                                       3,731
      Machinery and equipment                                           106
                                                                    -------
                                                                      3,996
      Less accumulated depreciation and amortization                  ( 862)
                                                                    -------

                                                                     $3,134
                                                                     ======

6.    Long-term notes receivable (Dollars in thousands):

   Real estate
      Various real estate notes, collateralized by deeds of trust
          with interest ranging from 8% to 10%                      $   526
                                                                    =======


7. Long-term debt and capital lease obligations (Dollars in thousands):

      Long-term debt and capital lease obligations at December 31, 2000, consists of the following:

      Capital lease obligation (a)                                 $    578
      Other (b)                                                          11
                                                                   --------
                                                                   $    589
                                                                   ========

Maturities of long-term debt are as follows:

                                                 (Dollars in thousands)
                                                 ----------------------
                                                         Capital
                                         Long term debt  Lease Obligation  Total
                                         --------------  ----------------  -----

      2001                                          $ 3              $250   $253
      2002                                            4               278    282
      2003                                            4                50     54
                                                    ---              ----   ----
                                                    $11              $578   $589
                                                     ==               ===    ===



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

                     YEARS ENDED DECEMBER 31, 2000 AND 1999


(b) Other long-term debt consists of an unsecured note payable in annual installments of $5,000, including interest.

8.    Preferred Stock:

   The Company is authorized to issue 10,750,000 share of $0.50 par value preferred shares. The Company gave authority to its Board of Directors to issue such preferred shares in one or more series, and to fix the number of shares in each series, and all designations, relative rights preferences and limitations of the shares issued in each series. As of December 31, 2000, the Board of Directors has not exercised the authority granted, and no such preferred shares have been issued except for the 10,512 shares of Series B, $7.50 cumulative preferred of which 902 shares are held as treasury stock. Dividends on the Company's Series B preferred stock have not been paid since the first quarter of 1982. The Company is in arrears on such dividends as of December 31, 2000, in the amount of approximately $1,389,000.


9.     Contingencies:

(a)  At December 31, 2000,  the Company has a net  operating  loss carry forward
     (NOL) of approximately $53,298,000. The Board of Directors believes that this NOL is subject to severe limits under the Internal Revenue Code and as a result, the Board of Directors believes there is substantial doubt as to whether the NOL has any value to the Company. If there has been an ownership change for purposes of Section 382 of the Internal Revenue Code of 1986, as amended (the Code), then there is a limitation on the amount of income that can be offset by NOL carryovers. In general, an ownership change occurs when a major shareholder of a loss corporation increases their ownership by more than 50%, which is tested over a three-year period. Depending on the interpretation of the IRS, an effective change in control may have occurred as early as January 4, 2000, upon the order vesting voting control with GFS.

(b) SHF was advised in 1991 of the possible contamination of 40 acres at Sam Hamburg Farm of approximately 5,000 cubic yards of soil. The Company, through its chemical and toxic clean-up consultants, has been working with the California State Environmental Protection Agency, in seeking alternate means to the disposal in toxic dump sites of chemical and toxics-laden soil.

     Because of ongoing testing, the State has not imposed a disposal date upon the Company. The Company has disposed of a 1,000 cubic yards of soil to date. Cost of disposal of the remaining soil is estimated at $125 to $200 per cubic yard or approximately $500,000 to $800,000, of which $472,000 has been accrued. However, if on-site remediation can be achieved, it is estimated the cost will be no more than $170,000. The Company is unable to predict when the ongoing testing will be complete or what the outcome of these tests will be. Accordingly, it is reasonably possible the estimates will change materially in the near term as the testing and remediation work continues.

                 DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2000 AND 1999


(c) The Company estimates the carrying value of the lots at the Fairways real estate development approximates their fair value. It is reasonably possible the amounts ultimately realized could differ materially in the near term from amounts recorded in the financial statements.

(d) See Note 10 below regarding legal proceedings that may have a material adverse affect on the Company.

(e) The Company had been notified that the California FTB is examining its 1995 tax return. The FTB is questioning the Company's reporting of approximately $7,700,000 of income as being exempt from the 9.3% California tax. On September 13, 2000, the FTB requested, and the Company granted, a six month extension of the period in which the FTB could make an assessment related to the 1995 tax return. On March 13, 2001, the extension expired without any additional action being taken by the FTB.

10. Legal Proceedings.

FDIC Litigation/Change of Control
---------------------------------

John B. Anderson (Anderson), the former Chairman of the Board of Directors of the Company, and through ownership of Cedar Development Co. ("Cedar"), was the controlling shareholder and President of Baby Grand Corp. (BGC) and J.B.A. Investments, Inc. (Anderson Entities), which collectively owned approximately 4,280,756 shares or 67.2% of the Company's common stock. Of those shares (i) 3,000,000 shares (the FDIC Pledged Shares) were pledged as collateral to secure certain obligations owing to the FDIC described below, and (ii) 1,280,756 shares (the BGC Pledged Shares) were pledged as collateral in favor of a subsidiary of the Company.

The Federal Deposit Insurance Corporation ("FDIC") brought an action captioned, Federal Deposit Insurance Corporation, et al. v. John B. Anderson et al., United States District Court, District of Nevada, Case No. CV-S-95-00679-PMP (LRL), on July 14, 1995. Anderson, Edith Anderson (Anderson's wife), Cedar, J.A Inc. (JA), J.B.A. Investments Inc, (JBA) (collectively, the Anderson Parties) are defendants in this litigation (the Anderson Litigation). This matter is more fully described in the Company's Form 10-K for the year ended December 31, 1997, see "Item 3. Legal Proceedings - Federal Deposit Insurance Corporation, et al.
v. John B. Anderson, et al." The FDIC reduced its claims to a Consent Judgment dated September 12, 1995 (the "Judgement").

In June 1999, the FDIC sold a portion of its Judgement, together with the underlying security owned by the Anderson Parties to General Financial Services, Inc. (GFS). Included in the sale were the FDIC Pledged Shares. GFS attempted to exercise its rights under the Judgement and transfer ownership of the FDIC Pledged Shares to it, but the Company intervened on behalf of Anderson, and seized the Pledged Shares. The Company in turn filed on July 6, 1999, a Complaint in Interpleader in Superior Court of California (the "California Action"). The jurisdiction of the action was removed and transferred on September 20, 1999 to the United States District Court for the District of Nevada as DUNES HOTELS AND CASINOS INC. v. J.B.A. INVESTMENTS, INC. et al. Case No. CV-S-99-1470-PMP (RJJ) (the "Nevada Action"). GFS and its subsidiary GFS

                 DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2000 AND 1999


Acquisition Company, Inc. filed a counter-claim alleging among other things, damages from the previous Company management for filing the California Action, seizing the FDIC Pledged Shares, interfering with the lawful transfer of the FDIC Pledged Shares and refusing to grant shareholder demands for an immediate shareholder meeting to elect directors. A more detailed discussion is described in the Company's Form 10-KSB for the fiscal year ended December 31, 1999.

On January 5, 2000, the U.S. District Court in Nevada ordered that the Company hold a shareholders' meeting on or before April 14, 2000, and that GFS was entitled to vote the FDIC Pledged Shares at that meeting. In addition to its interest in the FDIC Pledged Shares, GFS has reported that through its subsidiary GFS Acquisition Company, Inc., it owned 883,922 shares of the Company's common stock acquired in the open market during 1999 and the first quarter of 2000, or approximately a total of 17.4% of the then outstanding stock.

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

                     YEARS ENDED DECEMBER 31, 2000 AND 1999


The new board of directors elected Mr. Miller president of the Company. Mr. Cary Peaden was elected secretary-treasurer of the Company. Mr. Marvin Johnson has been retained as the chief accounting officer of the Company.

The Nevada Action and the GFS counterclaim have been dismissed without prejudice. In January 2001, GFS foreclosed on the FDIC Pledged Shares and acquired direct ownership of the shares. The Dunes has no further involvement in the litigation involving the Anderson Entities.


Injunctive Action regarding Tender Offer
----------------------------------------

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

The USI Group filed a motion to dismiss the plaintiffs' action. Plaintiffs opposed that motion. By order dated February 21, 2001, the court denied the USI Group's motion to dismiss.

On August 3, 2000, the court entered an agreed order joining the Company as a plaintiff in the action.

On March 9, 2001, the USI Group filed several counterclaims against plaintiffs, including the Company. The claims being made against the Company include: (1) violations of Section 13e-3 and Section 13e-4 of the Securities Exchange Act of 1934 in conjunction with the Company's tender offer for all of the Common Stock and Series B Preferred; (2) breach of contact relating to the USI Group's Series B Preferred; and (3) injunctive relief relating to the foregoing. The counterclaim also includes separate derivative claims for relief asserted on behalf of the Company, and claims against plaintiffs other than the Company. The plaintiffs, including the Company, have not yet responded to the counterclaim. The Company intends to vigorously defend all of the claims made against it.

                 DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2000 AND 1999


On March 9, 2001, the USI Group filed its answer to plaintiffs' claims. Discovery is ongoing with regard to the claims brought by plaintiffs and the counterclaims brought by the USI Group.

While management believes in the merits of the action against the USI Group, there can be no assurance as to the outcome of the action and ultimate ownership of the contested Series B Preferred or as to the outcome of the claims against the Company.

11.   Income Taxes:

      The Company and its  subsidiaries  file a consolidated  federal income tax return.
      Deferred  tax assets  (liabilities)  are  comprised  of the  following at
        December 31, 2000
      (Dollars in thousands):

      Marketable securities valuation allowance               $      11
      Real estate allowances                                         53
      Loss carryforwards                                         18,096
      Other                                                           2
                                                                -------
        Gross deferred tax assets                                18,162
        Deferred tax asset valuation allowance                  (18,162)
                                                                -------
        Net deferred tax assets                               $       0
                                                              =========



      A reconciliation of the changes in deferred tax assets valuation allowance is as follows (Dollars in thousands):

      Valuation allowance for unrealized loss on marketable
       securities                                                   $     (15)
      Current year loss carryforwards                                     829
      Valuation allowance on real estate                                 (427)
      Expiration of NOL                                                  (811)
                                                                    ---------
      Change in deferred tax asset valuation allowance                   (424)
      Deferred tax assets valuation allowance, beginning of year       18,586
                                                                    ---------
      Deferred tax assets valuation allowance, end of year           $ 18,162
                                                                    =========

A reconciliation of the federal statutory tax rate to the effective tax rate for 2000 and 1999, is as follows:

                                                   Percentage of pre-tax income

                                                     2000              1999
                                                   -------          ---------

Federal statutory rate                              (34%)             (34%)

Non-deductible items:
   Valuation adjustments                             34%               26%

                 DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2000 AND 1999


Other                                                   0%                8%
                                                  --------           -------
                                                        0%                0%


The Company has the following net operating loss carryovers available for income tax reporting purposes:
          Year of expiration       (Dollars in thousands
          ------------------

                2001                       9,890
                2003                      20,156
                2004                       1,889
                2005                       1,891
                2006                       3,542
                2007                         803
                2008                       2,408
                2009                         595
                2010                       3,298
                2011                       1,791
                2012                       2,767
                2018                       1,241
                2019                         589
                2020                       2,438
                                          ------
                                          53,298
                                          ======

As more fully described in Note 9(a) and 10, a change in ownership of the Company may have or could have taken place as early as January 4, 2000. If such a change in ownership has taken place, it would materially reduce the amount of income that could be offset by net operating losses each year; and if there is no continuity of business after an ownership change, the net operating losses could be eliminated. Net operating losses, to the extent not used in any given taxable year, may be carried forward and added to the limitation of subsequent years.

12.   Segment information:

As discussed in Note 1, the Company operates in two principal business segments: real estate investments (development and sale of residential lots and rental of agricultural land), and agricultural (drying and storing rice).

                 DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2000 AND 1999


      Following is a summary of segment information for 2000 and 1999:

                                                               2000      1999
                                                               ----      ----
      Net revenues from unaffiliated customers:
        Real estate:
             Sale of real estate                          $   2,474   $ 2,108
             Land rent                                           57        51
        Rice drying and storage revenue                         342       168
                                                          ---------   -------
                                                          $   2,873   $ 2,327
                                                          =========   =======

      Rice drying and storage depreciation                     $132      $132
                                                               ====      ====

      Income (loss) from operations:
        Real estate                                       $    (139)  $   877
        Rice drying and storage                                (195)     (256)
                                                          ----------  --------
                                                               (334)      621
        Corporate operating expense                          (1,027)     (685)
        Other income / (loss)                                   230       (20)
        Income taxes                                             (5)       (7)
                                                          ----------  --------
      Net loss, as reported in the
      accompanying consolidated statements of operations ($   1,136) ($    91)
                                                            =======       ===


                                                             2000
                                                             ----
      Identifiable assets
        Real estate                                       $   1,652
        Rice drying and storage                               3,231
        General corporate assets                              4,663
                                                          ---------
      Total assets, as reported in the accompanying
       consolidated balance sheet                         $   9,546
                                                          =========

      Rice drying and storage fixed asset additions            $148
                                                               ====

13.  Significant estimates and concentrations:

   Generally accepted accounting principles require disclosure of certain significant estimates and current vulnerabilities due to certain concentrations. Those matters include the following:

   Major customer:

   The company derives substantially all of its storage income from one customer. The storage contract with this customer expires in 2001.

                 DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2000 AND 1999


14. Subsequent events:

   On October 31, 2000, the Company commenced a tender offer for all of its Common Stock at a purchase price of $1.00 per share and for all of its Preferred Stock at a purchase price of $30.00 per share. The tender offer for the Common Stock expired on February 15, 2001 and the tender offer for the Preferred Stock expired on March 16, 2001. As a result of the tender offer, the Dunes acquired 427,563 shares of Common Stock (representing 8.4% of the outstanding Common Stock) and 1,075 shares of Preferred Stock (representing 11.2% of the Preferred Stock). The tendered shares will be cancelled and as a result, Steve K. Miller, indirectly through General Financial Services, Inc. and GFS Acquisition Company, Inc., will own 85.8% of the Common Stock and 1.4% of the Preferred Stock.

   As of March 30, 2001, shareholders who claim to have lost their stock certificates have submitted letters of transmittal for 82 shares of Preferred Stock and 18,100 shares of Common Stock. The Company has agreed to accept such tendered shares if the shareholders satisfy the transfer agent's requirement for delivery of a lost stock affidavit and the payment of a transfer service fee. These shares are not included in the above numbers or percentages