Form 10QSB
period 2001-03-31
DUNES HOTELS & CASINOS INC
filed 2001-05-29
CIK 24004

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549
                                   Form 10-QSB

(Mark One)
   X    Quarterly report pursuant to Section 13 or 15(d) of the Securities
------- Exchange Act of 1934 for the quarterly period ended March 31, 2001
                                 --------------
____ Transition report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____________ to _____________.

Commission File No. 1-4385

                          DUNES HOTELS AND CASINOS INC.
           (Exact name of business issuer as specified in its charter)

             NEW YORK                                 11-1687244
-------------------------------             ----------------------------------
(State or other jurisdiction or             I.R.S. Employer Identification No.
incorporation or organization)

46735 County Road 32B, P.O. Box 130, Davis, California 95617
------------------------------------------------------------------------------
(Address of principal executive offices)

(530) 753-4890
------------------------------------------------------------------------------
(Issuer's telephone number)

                                 NOT APPLICABLE
------------------------------------------------------------------------------
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS
      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,666,777 shares of common stock, $.50 par value as of April 30, 2001.

Transitional Small Business Disclosure Format (check one): Yes         No   X
                                                                -----     -----

                          DUNES HOTELS AND CASINOS INC.

                         QUARTERLY REPORT ON FORM 10-QSB

                       FOR THE PERIOD ENDED MARCH 31, 2001


                                      INDEX

                                                                          Page
Part 1. Financial Information                                             ----

       Item 1. Financial Statements

       Condensed Consolidated Balance Sheets
       March 31, 2001 and December 31, 2000                                3

       Condensed Consolidated Statements of Loss
       for the three months ended March 31, 2001
       and 2000                                                            5

       Condensed Consolidated Statements of Cash Flows For the three months ended March 31, 2001
       and 2000                                                            6

       Notes to Consolidated Financial
       Statement                                                           7

       Item  2. Management's Discussion and Analysis of
       Financial Condition and Results of Operations                       10
       ---------------------------------------------

Part II.       Other Information

       Item 1. Legal Proceedings                                           14
       -------------------------
       Item 2. Changes in Securities                                       14
       -------------------------------------------
       Item 3. Defaults Upon Senior Securities                             14
       ---------------------------------------
       Item 4. Submission of Matters to a Vote of Security Holders         14
       -----------------------------------------------------------
       Item 5. Other Information                                           14
       -------------------------
       Item 6. Exhibits and Reports on Form 8-K                            14
       ----------------------------------------

       Signatures                                                          15

                 DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                      MARCH 31, 2001 AND DECEMBER 31, 2000
                             (Dollars in thousands)

                                     ASSETS

                                                             March      December
                                                           31, 2001     31, 2000
                                                           ---------   ---------
                                                          (Unaudited)
Cash and cash equivalents                                  $   4,009   $   4,241

Marketable securities                                            449         422

Receivables
    Trade                                                          1          37
    Real estate sales                                            790         526

Inventory of real estate held for sale                           404       1,126

Prepaid expenses                                                  42          56

Property and equipment,less accumulated depreciation
    and amortization of $895 and $862 in 2001 and 2000         3,115       3,134

Other assets                                                       2           4
                                                           ---------    --------

                                                           $   8,812    $  9,546
                                                           =========    ========


                                   (continued)

                 DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES

                      MARCH 31, 2001 AND DECEMBER 31, 2000
                             (Dollars in thousands)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                             March      December
                                                           31, 2001     31, 2000
                                                           ----------   --------
                                                           (Unaudited)
Accounts payable                                         $      108 $       143

Accrued expenses                                                494         478

Deferred income                                                 156         159

Long-term debt and capital lease obligation                     529         589

Accrued preferred stock dividends in arrears                  1,249       1,389
                                                           ---------  ----------

                                                              2,536       2,758
                                                           ---------  ----------
Shareholders' equity
    Preferred stock - authorized 10,750,000
        shares ($.50 par); issued 10,512 shares
        Series B $7.50 cumulative preferred
        stock, outstanding 8,535 shares,
        aggregate liquidation value
        $2,316, including dividends in arrears                    5           5

    Common stock - authorized 25,000,000 shares
        ($.50 par); issued 7,799,780 shares,
        outstanding 4,666,777 shares                          3,900       3,900

    Capital in excess of par                                 25,881      25,881

    Deficit                                                 (21,013)    (20,960)
                                                           ---------  ----------
                                                              8,773       8,826
    Treasury stock at cost;  Preferred -
      Series B, 1,977 shares
        Common 3,133,003 shares                              (2,497)     (2,038)
                                                           ---------  ----------

        Total shareholders' equity                            6,276       6,788
                                                           ---------  ----------

                                                           $  8,812   $   9,546
                                                           =========  ==========

            See notes to condensed consolidated financial statements

                 DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES

                    CONDENSED CONSOLIDATED STATEMENTS OF LOSS

                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                    (Dollars in thousands, except per share)

                                    UNAUDITED

                                                            2001         2000
                                                        -----------  -----------
Revenues
    Sales of real estate                                $      725   $      395
    Rental income, agricultural properties                      14           14
    Drying and storage revenues                                 81           13
                                                        -----------  -----------
                                                               820          422
                                                        -----------  -----------
Cost and expenses
    Cost of real estate sold                                   756          458
    Cost and expenses of rental income                           1            1
    Cost of drying and storage revenues                         82           68
    Selling, administrative and general
        Corporate                                              205          361
        Real estate operations                                  22           42
        Bad debts (recoveries), net                                          (3)
    Depreciation                                                33           33
                                                        -----------  -----------
                                                             1,099          960
                                                        -----------  -----------

Income/(loss) before other credits (charges) and
income taxes                                                  (279)        (538)

Other credits (charges)
    Interest and dividend income                                37           47
    Interest expense                                           (16)         (22)
    Other expense                                                            (1)
    Gain / (loss) on marketable securities, net                 66           22
                                                        -----------  -----------
                                                                87           46
                                                        -----------  -----------


Net loss                                                $     (192)  $     (492)
                                                        ===========  ===========

Weighted average number of shares outstanding            4,885,309    5,966,943

Basic and diluted loss per common share                 $    (0.04)  $    (0.09)
                                                        ===========  ===========


            See notes to condensed consolidated financial statements

                 DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                             (Dollars in thousands)

                                    UNAUDITED


                                                     2001          2000
                                                  ------------  ------------
Cash flows from operating activities:
    Net cash provided by operating activities     $       301   $        23
                                                  ------------  ------------

Cash flows from investing activities:
    Investment in marketable securities                                 (22)
    Purchase of property and equipment                    (14)
                                                  ------------  ------------

    Net cash used in investing activities                 (14)          (22)
                                                  ------------  ------------

Cash flows from financing activities
    Payments on long-term debt                            (60)          (53)
    Purchase of treasury stock                           (459)
                                                  ------------  ------------

    Net cash used in financing activities                (519)          (53)

Decrease in cash and cash equivalents                    (232)          (52)

Cash and cash equivalents, beginning of period          4,241         3,323
                                                  ------------  ------------

Cash and cash equivalents, end of period          $     4,009   $     3,271
                                                  ============  ============












            See notes to condensed consolidated financial statements

                DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                    UNAUDITED


1.             BASIS OF PRESENTATION:

        The condensed consolidated financial information included herein is unaudited, except that the balance sheet at December 31, 2000 was derived from the audited financial statements included in the Company's 2000 Form 10-KSB, however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows of the Company.

        The results of operations for the three months ended March 31, 2001, are not necessarily indicative of the results to be expected for the full year. Further, certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-KSB annual report for 2000 filed with the Securities and Exchange Commission.

2.             CONSOLIDATION:

        The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries Continental California Corporation (Continental), M&R Corporation (MRC), and MRC's subsidiary M&R Investment Company, Inc. (MRI) and MRI's subsidiaries SHF Acquisition Corporation (SHF) and South Lake Acquisition Corporation (South Lake), after elimination of all material inter-company balances and transactions.

3.             LEGAL PROCEEDINGS

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

In June 1999, the FDIC sold a portion of its Judgement, together with the underlying security owned by the Anderson Parties to General Financial Services, Inc. (GFS). Included in the sale were the FDIC Pledged Shares. GFS attempted to exercise its rights under the Judgement and transfer ownership of the FDIC Pledged Shares to it, but the Company intervened on behalf of Anderson, and seized the Pledged Shares. The Company in turn filed on July 6, 1999, a Complaint in Interpleader in Superior Court of California (the "California Action"). The jurisdiction of the action was removed and transferred on September 20, 1999 to the United States District Court for the District of Nevada as DUNES HOTELS AND CASINOS INC. v. J.B.A. INVESTMENTS, INC. et al. Case No. CV-S-99-1470-PMP (RJJ) (the "Nevada Action"). GFS and its subsidiary GFS Acquisition Company, Inc. filed a counter-claim alleging among other things, damages from the previous Company management for filing the California Action, seizing the FDIC Pledged Shares, interfering with the lawful transfer of the FDIC Pledged Shares and refusing to grant shareholder demands for an immediate shareholder meeting to elect directors. A more detailed discussion is described in the Company's Form 10-KSB for the fiscal year ended December 31, 2000.

The Nevada Action and the GFS counterclaim have been dismissed without prejudice. In January 2001, GFS foreclosed on the FDIC Pledged Shares and acquired direct ownership of the shares. The Company has no further involvement in the litigation involving the Anderson Entities. For additional information regarding this information, see Note 10 to the financial statements included in the Company's Form 10-KSB for the fiscal year ended December 31, 2000.

Injunctive Action regarding Tender Offer
----------------------------------------

On April 3, 2000, JBA, GFS and GFS Acquisition filed an action against the USI Corp., Barney Kreutzer and Thomas Honton (collectively the "USI Group") in the U.S. District Court for the District of Kansas alleging, among other things, violations of the Williams Act, ss.ss.13(d), 14(d) and 14(e) of the Securities Exchange Act of 1934, 15 U.S.C. 78a et seq. ("Williams Act"). The case is captioned J.B.A. Investments, Inc., et al. v. USI Corp, et al., Case No 00127 WEB (D. Kan. 2000). The plaintiffs allege that the USI Group conducted a tender offer for the Company's non-convertible Series B preferred stock in violation of the Williams Act. Upon information believed to be reliable, USI Group was able to purchase approximately 3000 shares of the Company's Series B preferred stock. The plaintiffs further allege that USI Group failed to file any of the necessary reports required under the Williams Act, failed to make material disclosures to the former Series B preferred stcokholders and engaged in fraudulent practices in conjunction

                 DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                    UNAUDITED


with the alleged tender offer. The plaintiffs seek a preliminary and permanent injunction prohibiting the USI Group from completing the tender offer, recission of the Series B preferred stock purchases by the USI Group and damages.

The USI Group and the plaintiffs have consented to an order halting any further purchases of Series B preferred stock by the USI Group, allowing the Company to instruct its transfer agent to stop the transfer of such shares to USI Group and precluding the USI Group from transferring or otherwise disposing the acquired Series B preferred stock.

The USI Group filed a motion to dismiss the plaintiffs' action. Plaintiffs opposed that motion. By order dated February 21, 2001, the court denied the USI Group's motion to dismiss.

On August 3, 2000, the court entered an agreed order joining the Company as a plaintiff in the action.

On March 9, 2001, the USI Group filed several counterclaims against plaintiffs, including the Company. The claims being made against the Company include: (1) violations of Section 13e-3 and Section 13e-4 of the Securities Exchange Act of 1934 in conjunction with the Company's tender offer for all of the common stock and Series B preferred stock; (2) breach of contract relating to the USI Group's Series B preferred stock; and (3) injunctive relief relating to the foregoing. The counterclaim also includes separate derivative claims for relief asserted on behalf of the Company, and claims against plaintiffs other than the Company. The plaintiffs, including the Company, have not yet responded to the counterclaim. The Company intends to vigorously defend all of the claims made against it.

On March 9, 2001, the USI Group filed its answer to plaintiffs' claims. Discovery is ongoing with regard to the claims brought by plaintiffs and the counterclaims brought by the USI Group.

While management believes in the merits of the action against the USI Group, there can be no assurance as to the outcome of the action and ultimate ownership of the contested Series B preferred stock or as to the outcome of the claims against the Company.

4.             CONTINGENCIES:

(a) At March 31, 2001, the Company has a net operating loss carry forward (NOL) of approximately $53,298,000. The Board of Directors believes that this NOL is subject to severe limits under the Internal Revenue Code and as a result, the Board of Directors believes there is substantial doubt as to whether the NOL has any value to the Company. If there has been an ownership change for purposes of Section 382 of the Internal Revenue Code of 1986, as amended (the Code), then there is a limitation on the amount of income that can be offset by NOL carryovers. In general, an ownership change occurs when a major shareholder of a loss corporation increases their ownership by more than 50%, which

                DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                    UNAUDITED


     is tested over a three-year period. Depending on the interpretation of the IRS, an effective change in control may have occurred as early as January 4, 2000, upon the order vesting voting control with GFS.

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

(d) See Note 3 above regarding legal proceedings that may have a material adverse affect on the Company.

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

5.             LOSS PER COMMON SHARE

     Loss per common share has been computed using the weighted average number of shares outstanding during the quarter: 4,885,309 and 5,976,639 for the quarters ended March 31, 2001 and 2000, respectively. Dividends on the Series B preferred stock have been deducted from income or added to the loss applicable to common shares. Dividends on the Company's Series B preferred stock have not been paid since the first quarter of 1982. The Company is in arrears on such dividends in the amount of approximately

                DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                    UNAUDITED



     $1,249,493 as of March 31, 2001. The Company has no present intention to pay dividends on either its common or preferred shares.

     On January 1, 2000, there were 6,375,096 common shares outstanding. On March 3, 2000, the Company foreclosed on the 1,280,756 common shares that had been pledged as collateral in favor of a subsidiary of the Company. See
     Note 10 to the Company's financial statements included in the Form 10-KSB for the year ended December 31, 2000. On March 31, 2000, there were 5,094,340 common shares outstanding.

     On January 1, 2001, there were 5,094,340 common shares outstanding. On February 15, 2001, the Company acquired 427,563 common shares pursuant to its tender offer. See Note 7. On March 31, 2001, there were 4,666,777 common shares outstanding.

     The following data show the amounts used in computing loss per share and the effect on loss and the weighted average number of shares of dilutive potential common stock:

                                          Three Months Ended  Three Months Ended
                                            March 31, 2001      March 31, 2000
                                          ------------------  ------------------
                                                  (Dollars in thousands)

        Loss from operations                     $   (192)         $     (492)
        Less:  preferred dividends                   ( 16)               ( 18)
                                                 ===========       ===========
        Loss to common stockholders
            used in basic loss per share         $   (208)         $     (510)
                                                 ===========       ===========

        Weighted average number of
            Common shares used in
            basic and diluted loss per share     $4,885,309        $5,976,639
                                                 ===========       ===========


6.             SEGMENT INFORMATION:

        The Company's operations are classified into three principal reporting segments that provide different services. Separate management of each segment is required because each business unit is subject to different marketing, production and technology strategies. The following table shows external revenues, depreciation, loss and assets for the reportable segments:

                                    Reportable Segments (in thousands)

                            Grain Drying
                            And Storage   Real Estate   Farming      Total
                            -----------   -----------   -------      -----

                DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                    UNAUDITED


                                  Three Months  Ended March 31, 2001

    External revenue        $    81       $   725       $  14       $  820
    Depreciation                 33                                     33
    Loss                        (34)          (53)         13          (74)
    Assets                    3,118         1,047         146        4,311

                                    Three Months Ended March 31, 2000

    External revenue        $    13       $   395       $  14       $  422
    Depreciation                 33                                     33
    Loss                        (88)         (105)         13         (180)
    Assets                    3,105         3,291         146         6,542



                            Three Months            Three Months
                                Ended                   Ended
                            March 31, 2001          March 31, 2000

    Revenues
    Total for reportable
       segments                 $  820                  $   422
                                -------                 --------

    Total                       $  820                  $   820
                                =======                 ========

    Loss
    Total for reportable
       segments                 $  (74)                 $  (180)
    Corporate expenses            (205)                    (358)
    Interest income/
       expense & other              87                       46
                                -------                 --------

    Loss                        $ (192)                 $  (492)
                                =======                 ========

    Assets
    Total for reportable
        segments                $4,312                  $ 6,542
    Cash, securities &
        prepaids                 4,500                    3,650
                                -------                 --------

                DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                    UNAUDITED


    Total                       $8,812                  $10,192
                                =======                 ========


7.    TENDER OFFER

On October 31, 2000, the Company commenced a tender offer for all of its common stock at a purchase price of $1.00 per share and for all of its Series B preferred stock at a purchase price of $30.00 per share. The tender offer for the common stock expired on February 15, 2001 and the tender offer for the Series B preferred stock expired on March 16, 2001. As a result of the tender offer, the Company acquired 427,563 shares of common stock (representing 8.4% of the outstanding common stock) and 1,075 shares of Series B preferred stock (representing 11.2% of the Series B preferred stock). The tendered shares will be cancelled and as a result, Steve K. Miller, indirectly through General Financial Services, Inc. and GFS Acquisition Company, Inc., will own 85.8% of the common stock and 1.4% of the preferred stock.

As of March 30, 2001, shareholders who claim to have lost their stock certificates have submitted letters of transmittal for 82 shares of Series B preferred stock and 18,100 shares of common stock. The Company has agreed to accept such tendered shares if the shareholders satisfy the transfer agent's requirement for delivery of a lost stock affidavit and the payment of a transfer service fee. These shares are not included in the above numbers or percentages.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Certain information included herein contains statements that are forward-looking, such as anticipated liquidity requirements for the coming fiscal year and anticipated sources of liquidity for the coming fiscal year. Such forward-looking information involves important risks and uncertainties that could significantly affect the Company's financial condition and future results of operations, and, accordingly, such future financial condition and results of operation may differ from those expressed in any forward-looking statements made herein. These risks and uncertainties include, but are not limited to, those risks relating to actual costs necessary to clean-up certain real property chemical contamination, real estate market conditions and general economic conditions, the abilities of certain third parties to obtain financing and otherwise perform under real estate purchase agreements, and the outcome of certain litigation and other risks. The Company caution readers not to place undue reliance on any such forward-looking statements, and, such statements speak only as of the date made.

OVERVIEW
--------

REAL ESTATE

The Fairways consist of the remaining portion of approximately 50 acres of developed residential land in Rancho Murieta, Sacramento, County, California. Rancho Murieta is a 3,500 acre mastered planned unit development community located approximately 25 miles from Sacramento, California. The development consists primarily of single family homes, town houses, commercial property and two 18-hole championship golf courses and country club facilities. The 50 acres are located within the boundaries of one of the golf courses. The property was subdivided into 110 single-family estate lots. As of April 30, 2001, the two remaining lots are in escrow pending closing. The Company does not expect to realize a gain on the sale of the remaining lots as the existing cost basis approximates net sales proceeds.

FARMING

Sam Hamburg Farm consists of approximately 150 acres remaining from an original 4,600 acres of agricultural land. The Company leases 110 acres to one tenant, who grows various crops. The term of the lease is for two crop years on a cash rent basis. The year 2001 is the last year of the two-year lease. It is not known at this time if the Company will lease the property to the same tenant for the coming years.

GRAIN DRYING AND STORAGE

The Company operates a grain drying and storage facility. The drying facility is financed by a 5-year lease which commenced in March 1998. At the end of the lease the Company will have the option to buy the drying facility for $1 at the end of the lease.

The Company has an agreement, which expires on August 31, 2001, with Pacific International Rice mills, Inc. (PIRMI) to store approximately 350,000 cwt. of dry paddy rice in the east warehouse. During the first quarter of 2001, all of the rice was shipped to PIRMI and the Company received storage revenue of approximately $72,000. Total storage revenue was approximately $144,000 with 50% paid upon filling in August 2000. In addition, the Company had an agreement with PIRMI to dry and store wet paddy rice from the 2000 crop. During the last quarter of 2000 the drying operation dried approximately 345,000 cwt. of paddy rice and that rice is in storage in the west warehouse.

Currently the Company does not have any signed agreements to store or dry paddy rice for the 2001 season. Due to the large carry over of inventory throughout the industry and the low market price, due to the increased inventory, it cannot be determined at this time the number of acres that will be planted this year. It appears at this time that the current rice in storage in the west warehouse will be held over to the next year and if so, will generate storage income for the Company. The Company is currently working with PIRMI and other growers in the area to obtain contracts to dry and store paddy rice for the 2001 season.

If the Company were to lose its drying and storage customers, it would have a material adverse effect on the Company's grain drying and storage segment.

OTHER

The Company has no present intentions to pay dividends on either its common or preferred stock.


OPERATING RESULTS

Three months ended March 31, 2001 vs. the three months ended March 31, 2000.

Real Estate

The revenues from the sale of real estate at The Fairways for the three months ended March 31, 2001, compared with the three months ended March 31, 2000 increased. Nine lots were sold in March 2001, versus five lots that were sold in the same period during 2000. However, due to the length of time in inventory, the cost of sales of the lots in inventory has reduced the profit margins considerably. Sales at The Fairways will soon be coming to a close. As of April 30, 2001, the two remaining lots in inventory are in escrow pending closing.

Farming

Net rental income from agricultural properties for the three months ended March 31, 2001, remained constant compared to the same period in 2000. This is the second year of a two-year lease at Sam Hamburg Farm.

Grain Drying and Storage

The loss from the rice drying and storage operation for the three months ended March 31, 2001, decreased by approximately $54,000 when compared with the three months ended March 31, 2000. The loss decrease was primarily the result of an increase in storage revenue during the three months ended March 31, 2001. During the fall 2000 season, the dried rice placed in storage resulted in an increase in storage revenue during the period ended March 31, 2001, as the storage revenue is spread over a twelve-month period (October through September). During the fall of 1999, there was no rice drying at the facility and no storage revenue during the first quarter of 2000.

General

When compared with the three months ended March 31, 2000, operating expenses decreased in the current period by approximately $156,000. Major items contributing to the decrease were legal fees ($127,000), accounting fees ($60,000), directors consulting fees ($30,000) and officers and directors liability insurance ($15,000). Offsetting this decrease were increases in officers salary/related payroll expense ($27,000) and expenses relating to the tender offer ($49,000).

LIQUIDITY AND CAPITAL RESOURCES

During the quarter ended March 31, 2001, cash, cash equivalents and marketable securities decreased by $205,000 from $4,663,000 at December 31, 2000, to $4,458,000 at March 31, 2001. The most significant uses of cash during the three months ended March 31, 2001 consisted of cash used in operating activities, payment on long-term debt and the purchase of shares of stock in the Company's tender offer.

On March 16, 2001, the Company completed its tender offer for shares of the common stock and Series B preferred stock. As a result of the tender offer, the Company paid $459,813 to the former holders of the common stock and Series B preferred stock, which amount was paid from the Company's cash and cash equivalents.

The Company believes that its primary requirements for liquidity in the coming fiscal year will be to fund expenses at The Fairways, which include, among other things, association dues, water and sewer fees and property taxes; to fund the required payments due on the grain dryer financing, to fund equipment purchases and or modifications at the grain drying facility; to fund costs that may be incurred relating to the toxic clean-up at Sam Hamburg Farm; to fund any remaining costs associated with the tender offer; and to fund general and administrative expenses.

The Company anticipates that sources of required liquidity will be cash generated from the grain drying and storage facility, lot sales at The Fairways, collection of notes receivable and the cash available at March 31, 2001. Based on known commitments, the Company believes that the sources of cash described and the cash available at March 31, 2001, will be adequate to fund known liquidity requirements.

                           PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings
--------------------------

        See the discussion contained in footnote 3 in Notes to Consolidated Condensed Financial Statements.


ITEM 2.  Changes in Securities
------------------------------

        Not applicable

ITEM 3.  Default Upon Senior Securities
---------------------------------------

        Dividends in arrears. See Note 5 of Notes to Consolidated Condensed Financial Statements for the quarter ended March 31, 2001.

ITEM 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

        Not applicable

ITEM 5.  Other Information
--------------------------

        None

ITEM 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a)     Exhibits

        None

(b)     Reports on Form 8-K

        None

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


                                               DUNES HOTELS AND CASINOS INC.
                                               -----------------------------
                                                        Registrant



Date: May 15, 2001                             By:       /s/Steve K. Miller
                                                  ----------------------------
                                                  Steve K. Miller, President



                                               By:      /s/ Marvin P. Johnson
                                                  ----------------------------
                                                  Marvin P. Johnson
                                                  Chief Accounting Officer
                                       18