Form 10QSB
period 2001-06-30
DUNES HOTELS & CASINOS INC
filed 2001-08-27
CIK 24004

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549
                                   Form 10-QSB

(Mark One)
 X   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
---- Act of 1934 for the quarterly period ended June 30, 2001
____ Transition report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____________ to _____________ .

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

46735 County Road 32B, P.O. Box 130, Davis, California 95617
--------------------------------------------------------------------------------
(Address of principal executive offices)

(530) 753-4890
--------------------------------------------------------------------------------
(Issuer's telephone number)

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
     Yes X   No
        ---    ----

                      APPLICABLE ONLY TO CORPORATE ISSUERS
     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,470,615 shares of common stock, $.50 par value as of August 1, 2001.

Transitional Small Business Disclosure Format (check one): Yes      No X
                                                              ----    ----

                          DUNES HOTELS AND CASINOS INC.


                                      INDEX
                                      -----
                                                                        Page
                                                                        ----
Part 1. Financial Information

            Item 1. Financial Statements
            ----------------------------

            Condensed Consolidated Balance Sheets                        3
            June 30, 2001 and December 31, 2000

            Condensed Consolidated Statements of Loss                    5
            for the three months ended June 30, 2001
            and 2000

            Condensed Consolidated Statements of Loss                    6
            for the six months ended June 30, 2001
            and 2000

            Condensed Consolidated Statements of Cash Flows              7
            for the six months ended June 30, 2001
            and 2000

            Notes to Condensed Consolidated Financial                    8
            Statements

            Item  2. Management's Discussion and Analysis of
            ------------------------------------------------
            Financial Condition and Results of Operations                14
            ---------------------------------------------

Part II.    Other Information

            Item 1. Legal Proceedings                                    19
            ------------------------------------

            Item 2. Changes in Securities                                19
            -----------------------------

            Item 3. Defaults Upon Senior Securities                      19
            ---------------------------------------

            Item 4. Submission of Matters to a Vote of Security Holders  19
            -----------------------------------------------------------
            Item 5. Other Information                                    19
            -------------------------

            Item 6. Exhibits and Reports on Form 8-K                     19
            ----------------------------------------

            Signatures                                                   20

                 DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 2001 AND DECEMBER 31, 2000
                             (Dollars in thousands)

                                     ASSETS

                                                 June         December
                                               30, 2001       31, 2000
                                              ------------  -------------
                                              (Unaudited)
Cash and cash equivalents                   $       3,705 $        4,241

Marketable securities                                 450            422

Receivables
    Trade                                                             37
    Real estate sales                                 769            526

Inventory of real estate held for sale                187          1,126

Prepaid expenses                                       28             56

Property and equipment,  less accumulated
    depreciation and amortization of $917
    and $862 in 2001 and 2000                       3,082          3,134

Other assets                                           27              4
                                              ------------  -------------

                                            $       8,248 $        9,546
                                              ============  =============









            See notes to condensed consolidated financial statements

                 DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
                       JUNE 30, 2001 AND DECEMBER 31, 2000
                             (Dollars in thousands)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                      June         December
                                                    30, 2001       31, 2000
                                                   ------------  -------------
                                                   (Unaudited)
Accounts payable                                 $         154  $         143

Accrued expenses                                           477            478

Deferred income                                             68            159

Long-term debt and capital lease obligation                468            589

Accrued preferred stock dividends in arrears               875          1,389
                                                   ------------  -------------

                                                         2,042          2,758
                                                   ------------  -------------
Shareholders' equity
    Preferred stock - authorized 10,750,000
        shares ($.50 par); issued 10,512
        shares Series B $7.50 cumulative
        preferred stock, outstanding 5,898
        shares and 9,610 shares at June 30,
        2001 and December 31, 2000, respectively,
        aggregate liquidation value $1,612,
        including dividends in arrears                       5              5

    Common stock - authorized 25,000,000 shares
        ($.50 par); issued 7,799,780 shares,
        outstanding 4,496,444 shares and 5,094,340
        shares at June 30, 2001 and December 31,
        2000, respectively                               3,900          3,900

    Capital in excess of par                            25,881         25,881

    Deficit                                            (20,833)       (20,960)
                                                   ------------  -------------
                                                         8,953          8,826
    Treasury stock at cost;  Preferred -
        Series B, 4,614 shares
        Common 3,303,336 shares                         (2,747)        (2,038)
                                                   ------------  -------------

        Total shareholders' equity                       6,206          6,788
                                                   ------------  -------------

                                                 $       8,248  $       9,546
                                                   ============  =============


            See notes to condensed consolidated financial statements

                 DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF LOSS
                    THREE MONTHS ENDED JUNE 30, 2001 AND 2000
                    (Dollars in thousands, except per share)

                                    UNAUDITED

                                                      2001            2000
                                                 ---------------  --------------
Revenues
    Sales of real estate                        $           224  $          683
    Rental income, agricultural properties                   13              15
    Drying and storage revenues                              81              22
                                                 ---------------  --------------
                                                            318             720
                                                 ---------------  --------------
Cost and expenses
    Cost of real estate sold                                228             705
    Cost and expenses of rental income                        1               1
    Cost of drying and storage revenues                      53              71
    Selling, administrative and general
        Corporate                                           246             106
        Real estate operations                                5              43
    Depreciation                                             33              33
                                                 ---------------  --------------
                                                            566             959
                                                 ---------------  --------------

Loss before other credits (charges) and income
    taxes                                                  (248)           (239)

Other credits (charges)
    Interest and dividend income                             38              57
    Interest expense                                        (14)            (21)
    Other income                                              3
    Gain / (loss) on marketable securities, net              30               9
                                                 ---------------  --------------
                                                             57              45
                                                 ---------------  --------------

Loss before income taxes                                   (191)           (194)

Income taxes                                                 (4)             (5)
                                                 ---------------  --------------

Net loss                                        $          (195) $         (199)
                                                 ===============  ==============

Weighted average number of shares outstanding         4,612,495       5,966,973

Basic and diluted loss per common share         $         (0.05) $        (0.04)
                                                 ===============  ==============


            See notes to condensed consolidated financial statements

                 DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF LOSS
                     SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                    (Dollars in thousands, except per share)

                                    UNAUDITED

                                                      2001            2000
                                                 ---------------  --------------
Revenues
    Sales of real estate                        $           949  $        1,078
    Rental income, agricultural properties                   27              29
    Drying and storage revenues                             162              35
                                                 ---------------  --------------
                                                          1,138           1,142
                                                 ---------------  --------------
Cost and expenses
    Cost of real estate sold                                983           1,164
    Cost and expenses of rental income                        2               2
    Cost of drying and storage revenues                     135             139
    Selling, administrative and general
        Corporate                                           451             467
        Real estate operations                               27              85
    Depreciation                                             67              65
                                                 ---------------  --------------
                                                          1,665           1,922
                                                 ---------------  --------------

Loss before other credits (charges) and income
    taxes                                                  (527)           (780)

Other credits (charges)
    Interest and dividend income                             75             104
    Interest expense                                        (30)            (43)
    Other income                                              3               3
    Gain / (loss) on marketable securities, net              96              30
                                                 ---------------  --------------
                                                            144              94
                                                 ---------------  --------------

Loss before income taxes                                   (383)           (686)

Income taxes                                                 (4)             (5)
                                                 ---------------  --------------

Net loss                                        $          (387) $         (691)
                                                 ===============  ==============

Weighted average number of shares outstanding         4,612,495       5,966,973

Basic and diluted loss per common share         $         (0.09) $        (0.12)
                                                 ===============  ==============


            See notes to condensed consolidated financial statements

                 DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                             (Dollars in thousands)

                                    UNAUDITED


                                                     2001            2000
                                                ---------------  --------------
Cash flows from operating activities:
    Net cash provided by operating activities  $           322  $          487
                                                ---------------  --------------

Cash flows from investing activities:
    Investment in marketable securities                    (28)           (131)
                                                ---------------  --------------

                                                           (28)           (131)
                                                ---------------  --------------

Cash flows from financing activities
    Payments on long-term debt                            (121)            (71)
    Purchase of treasury stock                            (709)
                                                ---------------  --------------

                                                          (830)            (71)
                                                ---------------  --------------

Increase in cash and cash equivalents                     (536)            285

Cash and cash equivalents, beginning of period           4,241           3,323
                                                ---------------  --------------

Cash and cash equivalents, end of period       $         3,705  $        3,608
                                                ===============  ==============















            See notes to condensed consolidated financial statements

                 DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    UNAUDITED

1.   Basis of presentation:

     The condensed consolidated financial information included herein is unaudited, except that the balance sheet at December 31, 2000, was derived from the audited financial statements included in the Company's 2000 Form 10-KSB. The June 30, 2001 information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows of the Company.

     The results of operations for the six months ended June 30, 2001, are not necessarily indicative of the results to be expected for the full year. Further, certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-KSB annual report for 2000 filed with the Securities and Exchange Commission.

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

3.   Legal proceedings:

     FDIC Litigation/Change of Control
     ---------------------------------

     On January 19, 2001, General Financial Services, Inc. completed the foreclosure of 3,000,000 shares of the Company's common stock pursuant to the order of the court in the proceeding Federal Deposit Insurance Corporation, et al. v. John B. Anderson et al., United States District Court, District of Nevada, Case No. CV-S-95-00679-PMP (LRL), on July 14, 1995. The Company has no further involvement in these legal proceedings. For additional information regarding these legal proceedings, see Note 10 to the financial statements included in the Company's Form 10-KSB for the fiscal year ended December 31, 2000.

     Injunctive Action regarding Tender Offer
     ----------------------------------------

     On April 3, 2000, JBA, GFS and GFS Acquisition filed an action against the USI Corp., Barney Kreutzer and Thomas Honton (collectively the "USI Group") in the U.S. District Court for the District of Kansas alleging, among other things, violations of the Williams Act,ss.ss.13(d), 14(d) and 14(e) of the Securities Exchange Act of 1934, 15 U.S.C. 78a et seq. ("Williams Act"). The case is captioned J.B.A. Investments, Inc. et al. v. USI Corp.,

                 DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    UNAUDITED

     et al. Case No. 00127 WEB (D. Kan. 2000). The plaintiffs allege that the USI Group conducted a tender offer for the Company's non-convertible Series B preferred stock in violation of the Williams Act. Upon information believed to be reliable, USI Group was able to purchase approximately 3000 shares of the Company's Series B preferred stock. The plaintiffs further allege that USI Group failed to file any of the necessary reports required under the Williams Act, failed to make material disclosures to the former Series B preferred stockholders and engaged in fraudulent practices in conjunction with the alleged tender offer. The plaintiffs seek a preliminary and permanent injunction prohibiting the USI Group from completing the tender offer, recission of the Series B preferred stock purchases by the USI Group and damages. On August 3, 2000, the Company was joined as a plaintiff.

     The USI Group and the plaintiffs have consented to an order halting any further purchase of Series B preferred stock by the USI Group, allowing the Company to instruct its transfer agent to stop the transfer of such shares to the USI Group and precluding the USI Group from transferring or otherwise disposing the acquired Series B preferred stock.

     On March 9, 2001, the USI Group filed an answer and several counter-claims against the plaintiffs, including the Company. USI subsequently withdrew its answer and counter-claims and filed an amended answer denying plaintiffs' claims without the previously stated counter-claims against the plaintiffs and the Company.

     While management believes in the merits of the action against the USI Group, there can be no assurance as to the outcome of the action and ultimate ownership of the contested Series B preferred stock.

4.   Contingencies:

     (a)  At June 30, 2001,  the Company has a net operating  loss carry forward
          (NOL) of approximately $53,298,000. The Board of Directors believes that this NOL is subject to severe limits under the Internal Revenue Code and as a result, the Board of Directors believes there is substantial doubt as to whether the NOL has any value to the Company. If there has been an ownership change for purposes of Section 382 of the Internal Revenue Code of 1986, as amended (the Code), then there is a limitation on the amount of income that can be offset by NOL carryovers. In general, an ownership change occurs when a major shareholder of a loss corporation increases their ownership by more than 50%, which is tested over a three-year period. Depending on the interpretation of the IRS, an effective change in control may have occurred as early as January 4, 2000, upon the order vesting voting control with GFS.

     (b) SHF was advised in 1991 of possible contamination of 40 acres at Sam Hamburg Farm of approximately 5,000 cubic yards of soil. The Company, through its chemical and toxic clean-up consultants, has been working with the California State Environmental Protection Agency in seeking alternate means to the disposal in toxic dump sites of the chemical and toxics-laden soil.

                 DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    UNAUDITED

          Because of the ongoing testing, the State of California has not imposed a disposal date upon the Company. The Company has disposed of 1,000 cubic yards of soil to date. Cost of disposal of the remaining soil is estimated at $125 to $200 per cubic yard or approximately $500,000 to $800,000, of which $472,000 has been accrued. However, if on-site remediation can be achieved, it is estimated that the cost will be no more than $170,000. The Company is unable to predict when the ongoing testing will be complete or what the outcome of these tests will be. Accordingly, it is reasonably possible the estimates will change materially in the near term as the testing and remediation work continues.

5.   Loss per common share:

     Loss per common share has been computed using the weighted average number of shares outstanding during the quarter: 4,612,495 and 5,966,973 for the quarters ended June 30, 2001 and 2000, respectively. Dividends on the Series B preferred stock have been deducted from income or added to the loss applicable to common shares. Dividends on the Company's Series B preferred stock have not been paid since the first quarter of 1982. The Company is in arrears on such dividends in the amount of approximately $874,505 as of June 30, 2001.

     During June 2001, the Company completed abandoned property reports to the various states as required by state law. This resulted from the Company's efforts to locate the affected Series B preferred and common stockholders in connection with its tender offer completed during the first quarter of 2001. In general, state law requires the Company to abandon shares of stock or their value when shareholders are deceased, without adequate asset transfer arrangements, or change their mailing address without informing the Company or without the Company being able to locate them. The states accepted cash in lieu of the abandoned securities. The amounts paid per share were the same as those paid in the Company's tender offer ($1.00 per share of common stock share and $30.00 per share of Series B preferred stock). By June 30, 2001, the Company abandoned 2,637 shares of Series B preferred stock and 170,333 shares of common stock. These shares are currently being held as treasury shares. As of August 13, 2001, the Company had abandoned an additional 62 shares of Series B preferred stock and 3,253 shares of common stock. These additional abandoned shares are still included in the total number of outstanding shares outstanding as of June 30, 2001, and in the per share data for the three and six months ended June 30, 2001.

     As a result of the purchase of Series B preferred shares in the tender offer and the abandonment of Series B preferred stock, the accumulated dividends on the Series B preferred stock were decreased by $536,400. The Company has no present intention to pay dividends on either its common or preferred shares.

     On January 1, 2000, there were 6,375,096 common shares outstanding. On March 3, 2000, the Company foreclosed on the 1,280,756 common shares that had been pledged as collateral in favor of a subsidiary of the Company. On June 30, 2000, there were 5,094,340 common shares outstanding. See Note 10 to the Company's financial statements included in the Form 10-KSB for the year ended December 31, 2000.

                 DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    UNAUDITED

     On January 1, 2001, there were 5,094,340 common shares outstanding. On February 15, 2001, the Company acquired 427,563 common shares pursuant to its tender offer for common stock. By June 30, 2001, the Company had acquired an additional 17,534 shares of common stock as a result of shareholders who had submitted incomplete or defect letters of transmittal in connection with the tender offer having cured such defects. As discussed above, on June 1, 2001, the Company effectively abandoned to the various states, 173,586 common shares pursuant to the abandoned property laws of the states. On June 30, 2001, there were 4,496,444 common shares outstanding.

     The following data show the amounts used in computing loss per share and the effect on loss and the weighted average number of shares of dilutive potential common stock:

                                    Six Months Ended        Six Months Ended
                                     June 30, 2001          June 30, 2000
                                    --------------          -------------
      Loss from operations            $(387)                     $(691)
      Less:  preferred dividends       ( 22)                      ( 36)
                                      ------                     ------
      Loss to common stockholders
          used in basic EPS           $(409)                     $(727)
                                      ======                     ======

      Weighted average number
        of common shares used
        in basic and diluted EPS    4,612,495                  5,966,973
                                    =========                  =========



                                    Three Months Ended      Three Months Ended
                                    June 30, 2001           June 30, 2000
                                    -------------           -------------

      Loss from Operations            $(195)                    $(199)
      Less:  preferred dividends       ( 11)                     ( 18)
                                      ------                    ------
      Loss to common stockholders
        used in basic EPS             $(206)                    $(217)
                                      ======                    ======


      Weighted average number
        of common shares used
        in basic and diluted EPS    4,612,495                 5,966,973
                                    =========                 =========

6.   Segment Information:

     The Company's operations are classified into three principal reporting segments that provide different services. Separate management of each segment is required because each business unit is subject to different marketing, production, and technology strategies. The following table shows external revenues, depreciation, loss and assets for the reportable segments.

                 DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    UNAUDITED

                            Reportable Segments (in thousands)

                      Grain Drying
                       And Storage    Real Estate   Farming        Total
                       -----------    -----------   -------        -----
                               Six Months Ended June 30, 2001

External revenue             $162          $949     $ 27          $1,138
Depreciation                   67                                     67
(Loss)/income                 (40)          (61)      25             (76)
Assets                      3,083           809      146           4,038

                               Six Months Ended June 30, 2000

External revenue              $35        $1,078     $ 29          $1,142
Depreciation                   65                                     65
(Loss)/income                (169)         (171)      27            (313)
Assets                      3,858         2,592      146           5,796

                              Three Months Ended June 30, 2001

External revenue              $81          $224     $ 13            $318
Depreciation                   33                                     33
(Loss)/income                  (5)           (9)      12              (2)
Assets                      3,083           809      146           4,038


                              Three Months Ended June 30, 2000

External revenue              $22          $683     $ 15            $720
Depreciation                   33                                     33
(Loss)/income                 (82)          (65)      14            (133)
Assets                      3,058         2,592      146           5,796

                 DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    UNAUDITED


                    Six Months      Six Months    Three Months  Three Months
                      Ended            Ended         Ended         Ended
                     June 30,2001  June 30, 2000  June 30,2001  June 30, 2000

Revenues
Total for reportable
    Segments            $1,138        $1,142         $318          $720
                   ------------------------------------------------------
Total                   $1,138        $1,142         $318          $720
                   ======================================================

Loss
Total for reportable
    Segments             $ (76)        $(313)        $ (2)        $(133)
Corporate expenses        (451)         (467)        (246)         (106)
Interest income/
    expense & other        144            94           57            45
                   ------------------------------------------------------
Loss before income
    Taxes                $(383)        $(686)       $(191)        $(194)
                   ======================================================

Assets
Total for reportable
    Segments            $4,038        $5,796       $4,038        $5,796
Cash, securities &
    Prepaids             4,210         4,068        4,210         4,068
                   ------------------------------------------------------
Total                   $8,248        $9,864       $8,248        $9,864
                   ======================================================

ITEM 2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS OF FINANCIAL  CONDITION  AND
-----------------------------------------------------------------------------
RESULTS OF OPERATIONS
---------------------

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

OVERVIEW

REAL ESTATE

The Fairways consist of the remaining portion of approximately 50 acres of developed residential land in Rancho Murieta, Sacramento County, California. Rancho Murieta is a 3,500-acre master planned unit development community located approximately 25 miles from Sacramento, California. The development consists primarily of single-family homes, town houses, commercial property and two 18-hole championship golf courses and country club facilities. The 50 acres are located within the boundaries of one of the golf courses. The property was subdivided into 110 single-family estate lots. As of June 30, 2001, all of the lots have been sold.

FARMING

Sam Hamburg Farm consists of approximately 150 acres remaining from an original 4,600 acres of agricultural land. The Company leases 110 acres to one tenant, who grows various crops. The term of the lease is for two years on a cash rent basis. The year 2001 is the last year of the two-year lease. It is not known at this time if the Company will lease the property to the same tenant for the coming year.

GRAIN DRYING AND STORAGE

The Company operates a rice drying and storage facility. The drying facility is financed by a 5-year lease, which commenced in March 1998. At the end of the lease, the Company will have the option to buy the drying facility for $1.

As of August 5, 2001, the Company entered into a contract with Pacific International Rice Mills, Inc. (PIRMI) to store approximately 350,000 cwt. of dry paddy rice in the west warehouse. This agreement covers the rice currently in storage, which is a carry-over of rice that was dried during the 2000 drying season. Payment for the storage charges on the paddy rice currently in storage was made during the 2000 drying season with the storage period ending August 30, 2001. The new contract period will be from September 1, 2001 to August 31, 2002. Under the new contract, payment for storage will be 50% upon completion of filling the warehouse and 50% within 30 days after the warehouse is emptied. As the rice is currently in storage, the Company expects to receive the first payment of approximately $70,000 during the month of September 2001.

Currently the Company does not have any signed agreements to store or dry paddy rice for the east warehouse during the 2001 season. Due to the large carry-over of inventory throughout the industry and the low market price, due to the increased inventory, it cannot be determined at this time if there will be any paddy rice available for drying. The Company is working with PIRMI and other rice producers in the area to obtain contracts to dry and store paddy rice for the 2001 season. The Company is also exploring other possibilities, such as storing other grain, such as corn, in the east warehouse.

If the Company were to lose its drying and storage customers or if it were unable to obtain any storage contracts for the east warehouse, it would have a material adverse effect on the Company's grain drying and storage segment.

OTHER

The Company has no present intentions to pay dividends on either its common or preferred stock.

Due to the success of the Company's tender offer for its common stock and Series B preferred stock which closed in March 2001 and the elimination of certain shareholders due to the application of state abandoned property laws, the Company anticipates that as of January 1, 2002, it will be able to terminate its registration of the Series B preferred stock under Section 12(g) of the Securities Exchange Act of 1934 (the "Exchange Act") and suspend its obligation to file periodic reports with the SEC with respect to the Series B preferred stock.

The board of directors of the Company is also currently exploring various options, including a second tender offer for the common stock, that might result in the Company being able to terminate its registration of the common stock under Section 12(g) of the Exchange Act and suspend its obligation to file periodic reports with the SEC with respect to the common stock as of January 1, 2002. However, the board of directors has not yet made a decision to pursue any such action and such action, if taken, may not be successful in achieving such result.

In the event that the Company is able to suspend its filing obligations with respect to both the Series B preferred stock and the common stock, the Company will then no longer be considered publicly traded and shareholders will not be able to trade their shares of common stock on the over-the-counter market. The Company anticipates that there will be minimal affect on the trading market for the Series B preferred stock as there in no present market or exchange for such shares. In addition, the obligation of certain significant shareholders to file reports under Section 13 of the Exchange Act and the related rules, the insider short-swing trading rules contained in Section 16 of the Exchange Act and the related rules, the proxy solicitation rules contained in Section 14 of the Exchange Act and the related rules and certain of the rules regulating tender offers for shares of the Company's stock contained in Section 14 of the

Exchange Act and related rules would no longer be applicable to the Company. The Company expects some savings from discontinuing audited financial statements and legal expenses in preparing periodic reports to the SEC.

The Company is also currently subject to the provisions of the New York Business Corporation Law which restrict certain transactions between the Company and General Financial Services, Inc., GFS Acquisition Company, Inc. and Steve Miller. Those provisions would no longer apply to the Company if it terminates the registration of its common stock and Series B preferred stock under Section 12 of the Exchange Act. The board of directors anticipates that if those provisions are no longer applicable to the Company it would authorize a reverse stock split that would have the effect of cashing out and eliminating all of the remaining minority common stockholders. At that time, only General Financial Services, Inc. and GFS Acquisition Company, Inc. would remain as common stockholders.

OPERATING RESULTS

Three months ended June 30, 2001 vs. the three months ended June 30, 2000.

Real Estate

Revenue from the sale of real estate lots for the three months ended June 30, 2001, decreased by $456,300 over the same period ended June 30, 2000. There were three lots sold through June 30, 2001, with gross revenue of $226,600 compared with eight lots sold during the three months ended June 30, 2000, with gross revenue of $682,900. The three lot sales during the three months ended June 30, 2001 were the final lots to be sold and this project is now completed. The decrease in revenue was offset by a $477,000 decrease in the cost of real estate sold and a $38,000 decrease in related expenses due to the decreased sales activity.

Farming

Net rental income from agricultural properties for the three months ended June 30, 2001, remained constant compared to the same period in 2000. This is the second year of a two-year lease at Sam Hamburg Farm.

Grain Drying and Storage

The loss from the grain drying and storage facility for the three months ended June 30, 2001, decreased by approximately $74,000 when compared with the three months ended June 30, 2000. The loss decrease was primarily the result of an increase in storage revenue. During the fall 1999 season, there was virtually no drying revenue, which also reduced the storage revenue, as one of the warehouses remained empty. During the three month period ended June 30, 2000, there were grain shipments generating revenue in the amount of approximately $32,000 compared to revenue of approximately $88,000 for the three months ended June 30, 2001. The increased storage revenue during the period ended June 30, 2001 resulted from the paddy rice dried during the fall 2000 season.

General

When compared with the three months ended June 30, 2000, corporate operating expenses increased by approximately $140,000 for the period ended June 30, 2001. Major items contributing to the increase were administrative and general expenses consisting of legal fees ($89,000), officers salary ($25,000), expenses relating to the tender offer ($32,000), and accounting fees ($15,000). Offsetting this increase were decreases in officers and directors insurance ($15,000) and rent expense resulting from the office move in March 2001 ($6,000).

Interest expense decreased $7,000 for the three months ended June 30, 2001 compared with the three month period ended June 30, 2000, due to decreased debt on the grain drying and storage facility. For the three months ended June 30, 2001 compared with the three month period ended June 30, 2000, gain on marketable securities increased by $21,000 partially offset by a decrease in interest and dividend income of $19,000 due to the movement of short term assets from money market accounts to short term commercial paper.

Six months ended June 30, 2001 vs. six months ended June 30, 2000.

Real Estate

Revenues from the sale of real estate lots at "The Fairways" for the six months ended June 30, 2001, decreased by $129,000 compared to the six month period ended June 30, 2000. There were 12 lots sold in the first six months of 2001, with gross revenues of $949,000 compared with gross revenues of $1,078,000 for the first six months of 2000, which consisted of the sale of 13 lots. All lots in this development are sold as of June 30, 2001. The decrease in revenue was offset by a $181,000 decrease in the cost of real estate sold and a $58,000 decrease in related expenses due to the decreased sales activity.

Farming

Net rental income from the property at Sam Hamburg Farm for the six months ended June 30, 2001, remained constant compared to the same period in 2000. This is the second year of a two-year lease.

Grain Drying and Storage

Storage revenue at the grain drying and storage facility increased by $127,000 in the six months ended June 30, 2001, compared with the six months ended June 30, 2000. The 2001 increase resulted from the operation of the rice dryer during the 2000 fall harvest season and the resultant storage income. During 1999 there was no rice drying at the facility. In addition, contributing to the increase, was the storage income from approximately 350,000 cwt. of inventory carry-over of paddy rice placed into storage during the spring of 2000.

General

Compared with the six months ended June 30, 2000, corporate operating expenses decreased by $16,000 in the six month period ended June 30, 2001. The decrease is made up of accounting fees ($45,000), legal fees ($38,000), directors consulting fees ($30,000), officers/directors liability insurance ($29,000) and director fees and expenses ($15,000). This decrease is offset by increases in expenses associated with the tender offer ($77,000), officers salaries ($50,000) and officers travel ($14,000).

Interest expense decreased $13,000 for the six months ended June 30, 2001 compared with the six month period ended June 30, 2000, due to decreased debt on the grain drying and storage facility. For the six months ended June 30, 2001 compared with the six month period ended June 30, 2000, gain on marketable securities increased by $36,000 partially offset by a decrease in interest and dividend income of $29,000 due to the movement of short term assets from money market accounts to short term commercial paper.

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended June 30, 2001, cash, cash equivalents and marketable securities decreased by $508,000 from $4,663,000 at December 31, 2000, to $4,155,000 at June 30, 2001. The most significant uses of cash during the six months ended June 30, 2001 consisted of the purchase of shares of stock in the Company's tender offer and the payment on long-term debt.

On March 16, 2001, the Company completed its tender offer for shares of the common stock and Series B preferred stock. As a result of the tender offer, the Company paid $459,813 to the former holders of the common stock and Series B preferred stock, which amount was paid from the Company's cash and cash equivalents. In addition, during the period ended June 30, 2001, the Company abandoned to the various states pursuant to the state abandoned property laws common stock and Series B preferred stock in the amount of $249,443, which was also paid from the Company's cash and cash equivalents.

As a result of the tender offer and the abandonment of Series B preferred stock, the Company's accrued dividends on the Series B preferred stock decreased by $536,400.

The Company believes that its primary requirements for liquidity during the remainder of 2001 will be to fund the required payments due on the grain dryer financing, to fund equipment purchases and or modifications at the grain drying facility; to fund costs that may be incurred relating to the toxic clean-up at Sam Hamburg Farm; and to fund general and administrative expenses.

The Company anticipates that sources of required liquidity will be cash generated from the grain drying and storage facilities, collection of notes receivable, and the cash available at June 30, 2001. Based on known commitments, the Company believes that the sources of cash described and the cash available at June 30, 2001, will be adequate to fund known liquidity requirements.

In addition, the Company currently intends to acquire undeveloped real estate for the purpose of developing and then selling the property. The Company is focusing on property that could be developed into single family residences, but may also consider developing commercial and/or multi-family properties. The Company does not have any current commitments to acquire any such property and there can be no assurance that the Company will be able to acquire such property on terms that are favorable to the Company. The Company would seek to fund the purchase of such property through a combination of debt and the use of the Company's short term liquid assets.

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

      None

ITEM 5.  Other Information
--------------------------

      None

ITEM 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a)   Exhibits

      10.1 Letter Agreement dated June 5, 2001 and signed August 5, 2001 between SHF Acquisition, a wholly-owned subsidiary of the Dunes Hotels & Casinos Inc. and Pacific International Rice Mills

(b)   Reports on Form 8-K

              None

                                   SIGNATURES
                                   ----------

      PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSE THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                                                 DUNES HOTELS AND CASINOS INC.
                                                 -----------------------------
                                                           Registrant



Date: August  14, 2001                          By:   /s/ Steve K. Miller
      ----------------                             ---------------------------
                                                Steve K. Miller, President



                                                By:  /s/ Marvin P. Johnson
                                                   ---------------------------
                                                Marvin P. Johnson
                                                Chief Accounting Officer