Form 10QSB
period 2001-09-30
DUNES HOTELS & CASINOS INC
filed 2001-12-07
CIK 24004

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549
                                   Form 10-QSB

(Mark One)
   X   Quarterly report pursuant to Section 13 or 15(d) of the Securities
------- Exchange Act of 1934 for the quarterly period ended September 30, 2001 _______ Transition report pursuant to 13 or 15(d) of the Securities Exchange
        Act of 1934 for the transition period from _________ to _____________ .

Commission File No. 1-4385

                         DUNES HOTELS AND CASINOS INC.
          (Exact name of business issuer as specified in its charter)

         NEW YORK                                        11-1687244
(State or other jurisdiction or             I.R.S. Employer Identification No.
incorporation or organization)

46735 County Road 32B, P.O. Box 130, Davis, California 95617
(Address of principal executive offices)

(530) 753-4890
(Issuer's telephone number)

      NOT APPLICABLE

(Former name, former address and former fiscal year, if changed since last report)

    Check  whether  the issuer  (1) filed all  reports  required  to be filed by
    Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements or the past 90 days. Yes X No

                      APPLICABLE ONLY TO CORPORATE ISSUERS
     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,473,943 shares of common stock, $.50 par value as of November 1, 2001. Transitional Small Business
Disclosure Format (check one): Yes ____    No X

                          DUNES HOTELS AND CASINOS INC.

                                      INDEX

                                                                      Page
Part 1. Financial Information

           Item 1. Financial Statements

           Condensed Consolidated Balance Sheets                        3
           September 30, 2001 and December 31, 2000

           Condensed Consolidated Statements of Loss                    5
           for the three months ended September 30, 2001
           and 2000

           Condensed Consolidated Statements of Loss                    6
           for the nine months ended September 30, 2001
           and 2000

           Condensed Consolidated Statements of Cash Flows              7
           for the nine months ended September 30, 2001
           and 2000

           Notes to Condensed Consolidated Financial                    8
           Statements

           Item  2. Management's Discussion and Analysis of
           ------------------------------------------------
           Financial Condition and Results of Operations                15
           ---------------------------------------------

Part II.   Other Information

           Item 1. Legal Proceedings                                    22
           -------------------------
           Item 2. Changes in Securities                                22
           -------------------------------
           Item 3. Defaults Upon Senior Securities                      22
           ---------------------------------------
           Item 4. Submission of Matters to a Vote of Security Holders  22
           -----------------------------------------------------------
           Item 5. Other Information                                    22
           -------------------------
           Item 6. Exhibits and Reports on Form 8-K                     22
           ----------------------------------------

           Signatures                                         23

             DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                 SEPTEMBER 30, 2001 AND DECEMBER 31, 2000
                         (Dollars in thousands)

                                 ASSETS

                                                   September    December
                                                   30, 2001     31, 2000
                                                   ----------  -----------
                                                   (Unaudited)
Cash and cash                                    $     2,992 $      4,241
equivalents

Marketable                                               436          422
securities

Receivables
    Trade                                                 22           37
    Real                                                 769          526
estate sales
    Other                                                487

Inventory of real estate held                            186        1,126
for sale

Prepaid                                                   70           56
expenses

Property and less accumulated
equipment, depreciation
    and amortization of $951 and $862 in               3,049        3,134
2001 and 2000

Other assets                                               2            4
                                                   ----------  -----------

                                                 $     8,013 $      9,546
                                                   ==========  ===========







        See notes to condensed consolidated financial statements

             DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
                SEPTEMBER 30, 2001 AND DECEMBER 31, 2000
                         (Dollars in thousands)

                  LIABILITIES AND SHAREHOLDERS' EQUITY

                                                   September    December
                                                   30, 2001     31, 2000
                                                   ----------  -----------
                                                   (Unaudited)
Accounts payable                                   $      94   $      143

Accrued expenses                                         500          478

Deferred income                                           57          159

Long-term debt and capital lease                         405          589
obligation

Accrued preferred stock dividends in                     844        1,389
arrears
                                                   ----------  -----------
                                                       1,900        2,758
                                                   ----------  -----------
Shareholders'equity
    Preferred stock - authorized 10,750,000
        shares ($.50 par);issued 10,512 shares
        Series B $7.50 cumulative preferred stock,
        outstanding 5,620 and 9,610 shares at
        September 30, 2001 and December 31, 2000
        respectively, aggregate liquidation
        value $1,546, including dividends in arrears        5            5


    Common stock - authorized 25,000,000 shares
        ($.50 par); issued 7,799,780 shares,
        outstanding 4,473,943 and 5,094,340 shares
        at September 30, 2001 and December 31, 2000
        respectively                                   3,900        3,900


    Capital in excess of par                          25,881       25,881

    Deficit                                         (20,895)     (20,960)
                                                   ----------  -----------
                                                       8,891        8,826
    Treasury stock at cost;  Preferred - Series
        B, 4,892 shares Common 3,325,837 shares       (2,778)      (2,038)
                                                   ----------  -----------

        Total shareholders' equity                     6,113        6,788
                                                   ----------  -----------
                                                   $   8,013   $    9,546
                                                   ==========  ===========

        See notes to condensed consolidated financial statements

                 DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF LOSS
                 THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                    (Dollars in thousands, except per share)

                                    UNAUDITED

                                                    2001         2000
                                                  ----------   ---------
Revenues
    Sales of real estate                        $        55 $       729
    Rental income, agricultural properties               15          14
    Drying and storage revenues                          88          74
                                                  ----------   ---------
                                                        158         817
                                                  ----------   ---------
Cost and expenses
    Cost of real estate sold                                        763
    Cost and expenses of rental income                    1           1
    Cost of drying and storage revenues                  72         110
    Selling, administrative and general
        Corporate                                       193         225
        Real estate operations                            2          46
    Depreciation                                         33          33
                                                  ----------   ---------
                                                        301       1,178
                                                  ----------   ---------
Loss before other credits(charges)and
income taxes                                           (143)       (361)

Other credits (charges)
    Interest and dividend income                         39          56
    Interest expense                                    (13)        (19)
    Gain on marketable securities, net                   22          28
                                                  ----------   ---------
                                                         48          65
                                                  ----------   ---------
Loss before income taxes                                (95)       (296)

Income taxes                                              2
                                                  ----------   ---------
Net loss                                        $      (93) $     (296)
                                                  ==========   =========

Weighted average number of shares outstanding     4,489,351    5,966,973

Basic and diluted loss per common share         $    (0.02) $    (0.05)
                                                  ==========   =========

       See notes to condensed consolidated financial statements

                 DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF LOSS
                  NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                    (Dollars in thousands, except per share)

                                    UNAUDITED

                                                    2001       2000
                                                  ---------   --------
Revenues
    Sales of real estate                        $    1,004 $    1,807
    Rental income, agricultural properties              43         43
    Drying and storage revenues                        250        110
                                                  ---------   --------
                                                     1,297      1,960
                                                  ---------   --------
Cost and expenses
    Cost of real estate sold                           983      1,928
    Cost and expenses of rental income                   3          3
    Cost of drying and storage revenues                208        249
    Selling, administrative and general
        Corporate                                      644        692
        Real estate operations                          29        131
    Depreciation                                       100         98
                                                  ---------   --------
                                                     1,967      3,101
                                                  ---------   --------

Loss before other credits (charges) and
income taxes                                          (670)    (1,141)

Other credits (charges)
    Interest and dividend income                       114        159
    Interest expense                                   (42)       (62)
    Other income                                         3          3
    Gain on marketable securities, net                 117         59
                                                  ---------   --------
                                                       192        159
                                                  ---------   --------

Loss before income taxes                             (478)      (982)

Income taxes                                             2          5
                                                  ---------   --------

Net loss                                        $    (480) $    (987)
                                                  =========   ========

Weighted average number of shares outstanding    4,660,935   5,966,973

Basic and diluted loss per common share         $   (0.11) $   (0.17)
                                                  =========   ========

      See notes to condensed consolidated financial statements

                 DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                  NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                             (Dollars in thousands)

                                    UNAUDITED


                                                    2001       2000
                                                  ---------   --------
Cash flows from operating activities
    Net cash provided by operating activities   $    169    $    762
                                                  ---------   --------

Cash flows from investing activities:
    Investment in distressed asset notes             (480)
    Investment in marketable securities              (14)    (3,127)
                                                  ---------   --------

    Net cash used in investing activities            (494)    (3,127)
                                                  ---------   --------

Cash flows from financing activities
    Payments on long-term debt                       (184)      (165)
    Purchase of treasury stock                       (740)
                                                  ---------   --------

    Net cash used in financing activities            (924)      (165)
                                                  ---------   --------

Decrease in cash and cash equivalents              (1,249)    (2,530)

Cash and cash equivalents, beginning
of period                                           4,241      3,323
                                                  ---------   --------

Cash and cash equivalents, end of period       $    2,992   $    793
                                                  =========   ========

               DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    UNAUDITED

1.    Basis of presentation:

      The condensed consolidated financial information included herein is unaudited, except that the balance sheet at December 31, 2000, was derived from the audited financial statements included in the Company's 2000 Form 10-KSB. The September 30, 2001 information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows of the Company.

      The results of operations for the nine months ended September 30, 2001, are not necessarily indicative of the results to be expected for the full year. Further, certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-KSB annual report for 2000 filed with the Securities and Exchange Commission.

      Effective with the third quarter of 2001, we have changed the organization of our business segments. Prior to the third quarter of 2001, we reported the rental revenue from the Sam Hamburg Farm under our Farming segment. Beginning with the third quarter, we are including the rental income from the Sam Hamburg Farm under our Real Estate segment. In addition, we are reporting a new business segment, Distressed Assets, which reflects our intention to pursue the acquisition and work-out of distressed real estate related assets. For more information on our reportable business segments, see Note 6 below.

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

3.    Legal proceedings:

      Injunctive Action regarding Tender Offer

      On April 3, 2000, J.B.A. Investments, Inc. ("JBA"), General Financial Services, Inc. ("GFS") and GFS Acquisition Company, Inc. ("GFS Acquisition") filed an action against the USI Corp., Barney Kreutzer and Thomas Honton (collectively the "USI Group") in the U.S. District Court for the District of Kansas alleging, among other things, violations of the Williams Act,ss.ss.13(d), 14(d) and 14(e) of the Securities Exchange Act of 1934, 15 U.S.C. 78a et seq. ("Williams Act"). The case is captioned J.B.A. Investments, Inc. et al.

                 DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    UNAUDITED

      v. USI Corp., et al. Case No. 00127 WEB (D. Kan. 2000). The plaintiffs allege that the USI Group conducted a tender offer for the Company's non-convertible Series B preferred stock in violation of the Williams Act. Upon information believed to be reliable, USI Group was able to purchase approximately 3,000 shares of the Company's Series B preferred stock. The plaintiffs further allege that USI Group failed to file any of the necessary reports required under the Williams Act, failed to make material disclosures to the former Series B preferred stockholders and engaged in fraudulent practices in conjunction with the alleged tender offer. The plaintiffs seek a preliminary and permanent injunction prohibiting the USI Group from completing the tender offer, recission of the Series B preferred stock purchases by the USI Group and damages. On August 3, 2000, the Company was joined as a plaintiff.

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

      Derivative Shareholder Litigation

      On October 5, 2001, GFS and GFS Acquisition (collectively, the "Plaintiffs"), derivatively on behalf of the Company and individually, filed a lawsuit in the Superior Court of the State of California for the County of Sacramento (Case No. CIV. S-01-1878 DFL PAN) against certain of the Company's former officers, directors, attorneys, and their spouses (collectively, the "Defendants"). The action seeks to remedy alleged breaches of fiduciary duty, waste of corporate assets, unjust enrichment, lack of candor, and fraud by the Company's former senior executives and directors. The lawsuit alleges that during a substantial portion of the Company's existence, the Defendants abused their control and fiduciary positions improperly to obtain for themselves and other officers, managers and employees millions of dollars in benefits, while greatly damaging the Company and its shareholders. At this time, the ultimate outcome of this litigation is unknown; however, the Company anticipates that the Defendants will vigorously defend themselves. Even if the Plaintiffs are successful in obtaining a judgment against the Defendants, it is unknown whether any such judgment would be ultimately collectible. However, the Company is aware that the former directors and officers of the Company have the benefit of a $3,000,000 directors and officers liability insurance policy that may be available to help pay any such judgment. Although the Company is a defendant in the

                 DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    UNAUDITED

      litigation, it would be entitled to recover any judgment awarded with respect to the derivative claims alleged by the Plaintiffs.

4.    Contingencies:

      (a) At September 30, 2001, the Company has a net operating loss carry forward (NOL) of approximately $53,248,200. The Board of Directors believes that this NOL is subject to severe limits under the Internal Revenue Code and as a result, the Board of Directors believes there is substantial doubt as to whether the NOL has any value to the Company. If there has been an ownership change for purposes of Section 382 of the Internal Revenue Code of 1986, as amended (the Code), then there is a limitation on the amount of income that can be offset by NOL carryovers. In general, an ownership change occurs when a major shareholder of a loss corporation increases their ownership by more than 50%, which is tested over a three-year period. Depending on the interpretation of the IRS, an effective change in control may have occurred as early as January 4, 2000, upon the order vesting voting control with GFS.

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

5.    Loss per common share:

      Loss per common share has been computed using the weighted average number of shares outstanding during the applicable period. Dividends on the Series B preferred stock have been deducted from income or added to the loss applicable to common shares. Dividends on the Company's Series B preferred stock have not been paid since the first quarter of 1982. The Company is in arrears on such dividends in the amount of approximately $843,824 as of September 30, 2001.

      During June 2001, the Company completed abandoned property reports to the various states as required by state law. This resulted from the Company's efforts to locate the affected Series B preferred and common stockholders in connection with its tender offer completed during the first quarter of 2001. In general, state law requires the Company to abandon shares of stock or their value when shareholders are deceased, without adequate asset transfer arrangements, or change their mailing address without informing the

                 DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    UNAUDITED

      Company or without the Company being able to locate them. The states accepted cash in lieu of the abandoned securities. The amounts paid per share were the same as those paid in the Company's tender offer ($1.00 per share of common stock share and $30.00 per share of Series B preferred stock). By September 30, 2001, the Company abandoned 2,699 shares of Series B preferred stock and 170,258 shares of common stock. These shares are currently being held as treasury shares.

      As a result of the purchase of Series B preferred shares in the tender offer and the abandonment of Series B preferred stock, the accumulated dividends on the Series B preferred stock were decreased by $545,027. The Company has no present intention to pay dividends on either its common or preferred shares.

      On January 1, 2000, there were 6,375,096 common shares outstanding. On March 3, 2000, the Company foreclosed on the 1,280,756 common shares that had been pledged as collateral in favor of a subsidiary of the Company. On September 30, 2000, there were 5,094,340 common shares outstanding. See
      Note 10 to the Company's financial statements included in the Form 10-KSB for the year ended December 31, 2000.

      On January 1, 2001, there were 5,094,340 common shares outstanding. On February 15, 2001, the Company acquired 427,563 common shares pursuant to its tender offer for common stock. By September 30, 2001, the Company had acquired an additional 22,576 shares of common stock as a result of shareholders who had submitted incomplete or defective letters of transmittal in connection with the tender offer having cured such defects. As discussed above, on June 1, 2001, the Company effectively abandoned to the various states, 170,258 common shares pursuant to the abandoned property laws of the states. On September 30, 2001, there were 4,473,943 common shares outstanding.

      The following data show the amounts used in computing loss per share and the effect on loss and the weighted average number of shares of dilutive potential common stock:

                                    Nine Months Ended    Nine Months Ended
                                    September 30, 2001   September 30, 2000

      Loss from operations                $(480)              $(  987)
      Less:  preferred dividends          (  32)              (    54)
                                          ------              --------
      Loss to common stockholders
          used in basic EPS               $(512)              $(1,041)
                                           =====               =======

      Weighted average number
        of common shares used
        in basic and diluted EPS          4,660,935           5,966,973
                                          =========           =========



                               Three Months Ended   Three Months Ended
                               September 30, 2001   September 30, 2000

                 DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    UNAUDITED

    Loss from Operations             $( 93)          $(296)
      Less:  preferred dividends      ( 11)           ( 18)
                                      ------         -----
      Loss to common stockholders
          used in basic EPS          $(104)          $(314)
                                      ======         =====


      Weighted average number
        of common shares used
        in basic and diluted EPS    4,489,351       5,966,973
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

                 DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    UNAUDITED

                          Reportable Segments (in thousands)

                  Grain Drying               Distressed
                   and Storage Real Estate     Assets         Total
                  ------------ -----------   ----------       -----

                         Nine Months Ended September 30, 2001

External revenue         $250      $1,047                   $1,297
                                               $  --
Depreciation              100          --         --           100
(Loss)/income             (58)                    --           (26)
                                      32
Assets                  3,073        962         480         4,515

                         Nine Months Ended September 30, 2000

External revenue         $110     $1,850                    $1,960
                                                $  --
Depreciation               98           --         --           98
(Loss)                   (237)       (212)         --         (449)
Assets                  3,175       1,652          --        4,827

                        Three Months Ended September 30, 2001

External revenue        $ 88         $ 70                     $158
                                                $  --
Depreciation              33            --         --           33
(Loss)/income            (17)          67          --           50
Assets                 3,073          962        480         4,515

                        Three Months Ended September 30, 2000

External revenue          $74        $743                     $817
                                                $  --
Depreciation               33           --         --           33
(Loss)                    (69)        (67)         --         (136)
Assets                  3,175       1,652          --        4,827

                 DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    UNAUDITED

                   Nine        Nine     Three         Three
                  Months      Months    Months       Months
                   Ended       Ended      Ended       Ended
                Sept. 30,    Sept. 30,  Sept. 30,   Sept. 30,
                  2001         2000        2001       2000

Revenues
Total for
  reportable
  Segments          $1,297      $1,960       $158        $817
                -----------------------------------------------
Total               $1,297      $1,960       $158        $817
                ===============================================

Loss
Total for
  reportable
  Segments           $ (26)      $(449)                 $(136)
                                           $ 50
Corporate expenses    (644)       (692)      (193)       (225)
Interest income/
  Expense & other      192         159         48          65
                -----------------------------------------------
Loss before
  income
  Taxes              $(478)      $(982)     $ (95)      $(296)
                ===============================================

Assets
Total for
  reportable
  Segments          $4,515      $4,827     $4,515      $4,827
Cash,
  securities &
  Prepaids           3,498       4,719      3,498       4,719
                -----------------------------------------------
Total               $8,013      $9,546     $8,013      $9,546
                ===============================================


7. Common Stock Tender Offer

      On October 9, 2001, the Company commenced a tender offer for all of its common stock at a purchase price of $1.05 per share. The tender offer for the common stock will expire on November 30, 2001, unless extended.

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

OVERVIEW

REAL ESTATE

The Fairways consist of the remaining portion of approximately 50 acres of developed residential land in Rancho Murieta, Sacramento County, California. Rancho Murieta is a 3,500- acre master planned unit development community located approximately 25 miles from Sacramento, California. The development consists primarily of single-family homes, town houses, commercial property and two 18-hole championship golf courses and country club facilities. The 50 acres are located within the boundaries of one of the golf courses. The property was subdivided into 110 single-family estate lots. As of September 30, 2001, all of the lots have been sold. The only remaining activity is the collection of interest and principal payments on notes resulting from past sales. The Company currently holds approximately $769,000 of notes receivable, which all mature by calendar year 2003.

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

GRAIN DRYING AND STORAGE

The Company operates a grain drying and storage facility. The grain drying and storage facility has two warehouses (the east warehouse and the west warehouse). The drying facility is financed by a 5-year lease, which commenced in March 1998. At the end of the lease, the Company will have the option to buy the drying facility for $1.

As of August 5, 2001, the Company entered into a contract with Pacific International Rice Mills, Inc. (PIRMI) to store approximately 350,000 cwt. of dry paddy rice in the west warehouse. This agreement covers the rice currently in storage, which is a carry-over of rice that was dried during the 2000 drying season. Payment for the storage charges on the paddy rice currently in storage was made during the 2000 drying season with the storage period ending August 30, 2001. The new contract period will be from September 1, 2001 to August 31, 2002. Under the new contract, payment for storage was due 50% upon completion of filling the warehouse, with the remaining 50% due within 30 days after the warehouse is emptied. The Company received the first payment of approximately $70,000 during the month of September 2001.

The Northern California rice market is currently experiencing an excess supply of rice. Many of the farmers in the area have taken their land out of production and are leasing their water rights to down-stream users. In addition, rice growers in the area are experiencing increasing competition from foreign sources. Due to the current market conditions for rice in Northern California and the seasonal nature of the grain drying and storage facility, the Company was unable to obtain any rice drying or rice storage contracts for the east warehouse this fall. At this time, management is unable to determine how long the market for rice in Northern California will remain depressed.

The Company is actively seeking contracts for the storage of grains other than rice (such as corn). However, contracts for the storage of corn are generally less profitable than those for the storage of rice due to the fact that (1) more rice can be stored in the same amount of space, (2) the storage price per hunderweight of grain is higher for rice than corn and (3) contracts for the storage of rice usually include related charges for the drying of the rice. A prolonged depression in the market for rice in Northern California could have a material adverse effect on the Company's grain drying and storage segment.

The Company contacted a local grain broker, Levine Grain Co., Inc. to store corn in the east warehouse. As of November 1, 2001, the east warehouse is full with 259,800 cwt. of corn being stored on behalf of various growers in the area and the expected storage revenue is approximately $90,000.

DISTRESSED ASSETS

Beginning with the third quarter of 2001, the Company has established a new business segment: Distressed Assets. The Company's president, Steve K. Miller, has over thirteen years experience investing in similar types of assets through General Financial Services, Inc., a wholly-owned corporation. General Financial Services is the majority shareholder of the Company.

The Company currently intends to acquire distressed real estate for the purpose of developing or rehabilitating and then selling or operating the property. The Company is focusing on property that could be developed or converted into single family or multi-family residences, but may also consider developing commercial. The Company does not have any current commitments to acquire any such property and there can be no assurance that the Company will be able to acquire such property on terms that are favorable to the Company. The Company would seek to fund the purchase of such property through a combination of debt and the use of the Company's short term liquid assets.

In addition, the Company will seek to acquire other distressed assets that management believes can be resolved or worked-out at a profit. The Company has invested in two distressed non-
performing promissory notes owed by debtors in bankruptcy. The notes are secured by accounts receivables, second mortgages and shares in two limited partnerships. The notes were purchased for $480,000, which is a discount from their outstanding principal, interest and payable expenses of approximately $650,000. To date, the Company has not realized any income from this investment.

There is substantial risk with this type of business and there can be no assurance that the Company will recover the principal of its investment or make a profit after additional incurred expenses.

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

On October 9, 2001, the Company commenced a second tender offer for the common stock, that may result in the Company being able to terminate its registration of the common stock under Section 12(g) of the Exchange Act and suspend its obligation to file periodic reports with the SEC with respect to the common stock as of January 1, 2002. However, the second tender offer for the common stock may not be successful in achieving such result. The Company intends to pay for any shares acquired in the tender offer with its cash and cash equivalents.

In the event that the Company is able to suspend its filing obligations with respect to both the Series B preferred stock and the common stock, the Company will then no longer be considered publicly traded and shareholders will not be able to trade their shares of common stock on the over-the-counter market. The Company anticipates that there will be minimal affect on the trading market for the Series B preferred stock as there in no present market or exchange for such shares. In addition, the obligation of certain significant shareholders to file reports under Section 13 of the Exchange Act and the related rules, the insider short-swing trading rules contained in Section 16 of the Exchange Act and the related rules, the proxy solicitation rules contained in Section 14 of the Exchange Act and the related rules and certain of the rules regulating tender offers for shares of the Company's stock contained in Section 14 of the Exchange Act and related rules would no longer be applicable to the Company. The Company expects savings from discontinuing audited financial statements and legal expenses in preparing periodic reports to the SEC.

The Company is also currently subject to the provisions of the New York Business Corporation Law which restrict certain transactions between the Company and General Financial Services, Inc., GFS Acquisition Company, Inc. and Steve Miller. Those provisions would no longer apply to the Company if it terminates the registration of its common stock and Series B preferred stock under Section 12 of the Exchange Act. The board of directors anticipates that if those provisions are no longer applicable to the Company it may authorize a reverse stock split that would have the effect of cashing out and eliminating all of the remaining minority common stockholders. At that time, only General Financial Services, Inc. and GFS Acquisition Company, Inc. would remain as common stockholders.

OPERATING RESULTS

Three months ended September 30, 2001 vs. the three months ended September 30, 2000.

Real Estate

Revenue from the sale of real estate lots for the three months ended September 30, 2001, decreased by $674,000 over the same period ended September 30, 2000. During the three months ended September 30, 2001, a "Success Payment" of $55,000 was made on one lot that had previously been sold compared with eight lots sold during the three months ended September 30, 2000, with gross revenue of $729,000. The Company currently holds approximately $769,000 of notes receivable in connection with prior lot sales. Interest income from the notes receivable associated with the lot sales for the three months ended September 30, 2001 increased by approximately $10,600 compared to the three months ended September 30, 2000 due to an increase in the principal balance of the notes receivables due to the sale of additional lots. "The Fairways" project is now completed. There were also decreases in cost of sales of $763,000, and a decrease in related selling expenses of $44,000 due to the completion of the project.

Net rental income from agricultural properties for the three months ended September 30, 2001, remained constant compared to the same period in 2000. This is the second year of a two-year lease at Sam Hamburg Farm.

Grain Drying and Storage

The income from the grain drying and storage facility for the three months ended September 30, 2001, increased by approximately $14,000 when compared with the three months ended September 30, 2000. The increase was primarily the result of an increase in storage revenue. During the fall 1999 season, there was virtually no drying revenue, which also reduced the storage revenue during 2000, as one of the warehouses remained empty. During the three month period ended September 30, 2000, there was storage revenue in the amount of approximately $74,000 compared to revenue of approximately $88,000 for the three months ended September 30, 2001. The increased storage revenue during the period ended September 30, 2001 resulted from the stored paddy rice dried during the fall 2000 season and the corn that was placed in storage during the third quarter of 2001.

Distressed Assets

The Company has invested in two distressed non-performing promissory notes owed by debtors in bankruptcy. The notes are secured by accounts receivables, second mortgages and shares in two limited partnerships. The notes were purchased for $480,000, which is a discount from their outstanding principal, interest and payable expenses of approximately $650,000. To date, the Company has not realized any income from this investment.

General

When compared with the three months ended September 30, 2000, corporate operating expenses decreased by approximately $32,000 for the period ended September 30, 2001. Major items contributing to the decrease were administrative and general expenses consisting of officers and directors insurance ($18,000), officers travel expense ($13,000), and directors expenses ($8,100). Offsetting this decrease were increases in expenses associated with the tender offer ($4,300) and legal fees ($2,800).

Interest expense decreased $6,000 for the three months ended September 30, 2001 compared with the three month period ended September 30, 2000, due to decreased debt on the grain drying and storage facility. For the three months ended September 30, 2001 compared with the three month period ended September 30, 2000, gain on marketable securities decreased by $17,000 along with a decrease in interest and dividend income of $6,000 due to the movement of short term assets from money market accounts to short term commercial paper.

Nine months ended September 30, 2001 vs. nine months ended September 30, 2000.

Real Estate

Revenues from the sale of real estate lots at "The Fairways" for the nine months ended September 30, 2001, decreased by $803,000 compared to the nine month period ended September 30, 2000. There were 13 lots sold in the first nine months of 2001, with gross revenues of $1,004,000, compared with gross revenues of $1,807,000 for the first nine months of 2000, which consisted of the sale of 21 lots. All lots in this development are sold as of September 30, 2001. Along with the decrease in revenue, the cost of real estate sold and the related expenses decreased by $1,047,000 due to the decreased sales activity. The Company currently holds approximately $769,000 of notes receivable in connection with prior lot sales. Interest income from the notes receivable associated with the lot sales for the nine months ended September 30, 2001 increased by approximately $36,000 compared to the nine months ended September 30, 2000 due to an increase in the principal balance of the notes receivables due to the sale of additional lots.

Net rental income from the property at Sam Hamburg Farm for the nine months ended September 30, 2001, remained constant compared to the same period in 2000. This is the second year of a two-year lease.

Grain Drying and Storage

Storage revenue at the grain drying and storage facility increased by $140,000 in the nine months ended September 30, 2001, compared with the nine months ended September 30, 2000. The 2001 increase resulted from the operation of the rice dryer during the 2000 fall harvest season and the resultant storage income. During 1999 there was no rice drying at the facility and the facility remained empty during most of 2000. In addition, contributing to the increase was the storage income from approximately 350,000 cwt. of inventory carry-over of paddy rice placed into storage during the spring of 2000 in addition to storage income from the corn harvest which started in September 2001.

Distressed Assets

The Company has invested in two distressed non-performing promissory notes owed by debtors in bankruptcy. The notes are secured by accounts receivables, second mortgages and shares in two limited partnerships. The notes were purchased for $480,000, which is a discount from their outstanding principal, interest and payable expenses of approximately $650,000. To date, the Company has not realized any income from this investment.

General

Compared with the nine months ended September 30, 2000, corporate operating expenses decreased by $48,000 in the nine month period ended September 30, 2001. The decrease is made up of officers and directors liability insurance ($47,000), accounting fees ($47,000), legal fees ($35,000), directors expenses ($15,000) director fees ($8,000), general insurance expense ($5,000), and rent expense ($4.000). This decrease is offset by increases in expenses associated with the tender offer ($113,000).

Interest expense decreased $20,000 for the nine months ended September 30, 2001 compared with the nine month period ended September 30, 2000, due to decreased debt on the grain drying and storage facility. For the nine months ended September 30, 2001 compared with the nine month period ended September 30, 2000, gain on marketable securities increased by $58,000 partially offset by a decrease in interest and dividend income of $45,000 due to the movement of short term assets from money market accounts to short term commercial paper.

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended September 30, 2001, cash, cash equivalents and marketable securities decreased by $1,235,000 from $4,663,000 at December 31, 2000, to $3,428,000 at September 30, 2001. The most significant uses of cash during the nine months ended September 30, 2001 consisted of the purchase of shares of stock in the Company's tender offer, payments to states for shares abandoned under state abandoned property laws and the payment on long-term debt.

The Company completed its tender offer for shares of the common stock on February 15, 2001 and for Series B preferred stock on March 16, 2001. As a result of the tender offers, the Company paid $488,869 to the former holders of the common stock and Series B preferred stock, which amount was paid from the Company's cash and cash equivalents. In addition, as of the period ended September 30, 2001, the Company abandoned to the various states pursuant to the state abandoned property laws common stock and Series B preferred stock in the amount of $251,228, which was also paid from the Company's cash and cash equivalents.

As a result of the tender offer and the abandonment of Series B preferred stock, the Company's accrued dividends on the Series B preferred stock decreased by $545,027.

On October 9, 2001, the Company commenced a tender offer for all of its common stock at a purchase price of $1.05 per share. The tender offer for the common stock will expire on November 30, 2001, unless extended.

The Company believes that its primary requirements for liquidity during the remainder of 2001 will be to fund the required payments due on the grain dryer financing, to fund equipment purchases and or modifications at the grain drying facility; to fund costs that may be incurred relating to the toxic clean-up at Sam Hamburg Farm; to fund the costs of the second tender offer and to pay for any shares acquired in the tender offer; and to fund general and administrative expenses.

The Company anticipates that sources of required liquidity will be cash generated from the grain drying and storage facilities, collection of notes receivable, and the cash and cash equivalents available at September 30, 2001. Based on known commitments, the Company believes that the sources of cash described and the cash available at September 30, 2001, will be adequate to fund known liquidity requirements.

In addition, the Company currently intends to acquire undeveloped and/or distressed real estate for the purpose of developing or rehabilitating and then selling or operating the property. The Company is focusing on property that could be developed or converted into single family or multi-family residences, but may also consider developing commercial properties. The Company does not have any current commitments to acquire any such property and there can be no assurance that the Company will be able to acquire such property on terms that are favorable to the Company. The Company would seek to fund the purchase of such property through a combination of debt and the use of the Company's short term liquid assets.

                     PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

      None, except for the discussion contained in footnote 3 in Notes to Consolidated Condensed Financial Statements.

ITEM 2.  Changes in Securities

      Not applicable

ITEM 3.  Default Upon Senior Securities

      Dividends in arrears. See Note 5 of Notes to Condensed Consolidated Financial Statements for the quarter ended September 30, 2001.

ITEM 4.  Submission of Matters to a Vote of Security Holders

      None

ITEM 5.  Other Information

      None

ITEM 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits

      10.1 Letter Agreement dated September 5, 2001 between SHF Acquisition, a wholly-owned subsidiary of the Dunes Hotels & Casinos Inc. and Levine Grain Co., Inc.

(b)   Reports on Form 8-K

           None

                                   SIGNATURES

      PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSE THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                                                  DUNES HOTELS AND CASINOS INC.
                                                  -----------------------------
                                                           Registrant



Date: November  14, 2001                         By: /s/ Steve K. Miller
                                                 Steve K. Miller, President



                                                 By: /s/ Marvin P. Johnson
                                                 Marvin P. Johnson
                                                 Chief Accounting Officer