Form 10KSB
period 2001-12-31
DUNES HOTELS & CASINOS INC
filed 2002-04-01
CIK 24004

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C., 20549
                                   FORM 10-KSB
(Mark One)
X     Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
----  Act of 1934 for the fiscal year ended December 31, 2001 or
      Transition report pursuant to Section 13 or 15(d) of the Securities ---- Exchange Act of 1934 for the transition period from _________________
      to _________________.
Commission File No. 1-4385
                          DUNES HOTELS AND CASINOS INC.
--------------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)

          NEW YORK                                        11-1687244
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)
46735 County Rd. 32B, P.O. Box 130, Davis, California                 95617
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)
Registrant's   telephone  number,   including  area  code:  (530)753-4890
                                                            -------------

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
                                    YES  X   NO
                                       ----    ----
     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. (__)

State issuer's revenues for its most recent fiscal year:  $1,372,000

     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant computed by reference to the bid price at January 23, 2002 ($1.01 per share) was approximately $365,325. See "Item 5. Market for Registrant's Common Equity and Related Matters".

The number of shares of common stock outstanding as of March 14, 2002 was 4,365,255.
          Documents Incorporated by Reference Not Applicable

Transitional Small Business Disclosure Format:  Yes   ;  No  X.
                                                   ---      ---

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS
--------------------------------

     Dunes Hotels and Casinos Inc. was incorporated in New York in 1956. In this report the term the "Company" refers to Dunes Hotels and Casinos Inc., individually, or with its wholly-owned subsidiaries, Continental California Corporation ("Continental"), M & R Corporation ("MRC") and MRC's subsidiary M & R Investment Company, Inc. ("MRI") and MRI's subsidiaries SHF Acquisition Corporation ("SHF") and South Lake Acquisition Corporation ("SAC").

     The Company, through its subsidiaries, operates in three principal business segments: real estate (development and sale of residential lots and rental of agricultural land), grain drying and storage, and distressed assets. See Note 12 of Notes to Consolidated Financial Statements for information relating to industry segments and class of services.

     The Company's real estate segment previously sold completed residential lots primarily to builders of custom homes and to the general public in and around the greater Sacramento, California area. The Company now looks for real estate development opportunities nationwide. The agricultural property is leased to tenants in the area where the agricultural property is located.

     The grain drying and storage segment dries harvested rice over a two-month period (approximately September 15 to November 15) and stores, for a fee, the dried rice (or other grains) until it is removed, normally within the following year. The Company stores rice principally for one customer under a contract which expires in August 2002. This contract currently accounts for approximately 50% of the storage capacity and 50% of the storage revenue. The Company is currently storing yellow corn in the other 50% of its storage capacity under an agreement with a local grain broker. If the Company were to lose either of these storage customers, fail to obtain drying contracts for the coming year, or if the crop yields are low, it would have a material adverse effect on the Company's agricultural segment.

     Effective with the third quarter of 2001, we have changed the organization of our business segments. Prior to the third quarter of 2001, we reported the rental revenue from the Sam Hamburg Farm under our Farming segment. Beginning with the third quarter, we are including the rental income from the Sam Hamburg Farm under our Real Estate segment. In addition, we are reporting a new business segment, Distressed Assets, which reflects our intention to pursue the acquisition and work-out of distressed assets.

RECENT DEVELOPMENTS

     On November 30, 2001, the Company acquired 115,053 shares of its common stock at $1.05 per share pursuant to a tender offer to acquire all of the shares of its common stock not owned by Mr. Steve Miller and his affiliates. The acquired shares represented approximately 2.6% of the then outstanding shares of common stock. The Company paid for the acquired shares with a portion of its short term, liquid assets. Additional shares of common stock were defectively tendered in the tender offer. The Company agreed to accept such tendered shares if the shareholders subsequently correct such defects. These shares are not included in the above numbers or percentages. As of March 14, 2002, 256 of these shares had been accepted by the Company.

     Since the Company's common stock and Series B preferred stock were each held of record by less than 500 persons as of January 1, 2002 and the Company had less than $10 million of assets as of the end of each of its last three fiscal years, the Company terminated its registration of the common stock and Series B preferred stock under Section 12(g) of the Securities Exchange Act of 1934 (the "Exchange Act") and suspended its obligation to file periodic reports with the SEC with respect to the common stock and Series B preferred stock as of January 1, 2002. This Form 10-KSB is the last periodic report that the Company is required to file with the SEC.

     In addition, as a result of the termination of the registration of the common stock and Series B preferred stock under Section 12 of the Exchange Act, the Company was no longer subject to those provisions of the New York Business Corporation Law that restrict certain transactions between the Company and General Financial Services, Inc., GFS Acquisition Company, Inc. and Steve Miller.


REAL ESTATE SEGMENT:

The Fairways

     The Company, through SHF, developed approximately 50 acres of residential land located at Rancho Murieta, California as a residential planned unit development known as "The Fairways". Rancho Murieta is a 3,500-acre master planned unit development located approximately 25 miles from Sacramento, California. Rancho Murieta consists primarily of single-family homes, town houses, commercial property and two 18-hole championship golf courses, including country club facilities. The Fairways, located within the boundaries of one of the golf courses at Rancho Murieta, was subdivided into 110 single-family estate lots. As of December 31, 2001, all lots have been sold.

     In connection with its development of The Fairways, SHF was required to construct certain improvements that benefited not only The Fairways, but other properties that lay outside of the boundaries of The Fairways (the "Benefited Properties"). The net cost of the improvements to the Benefited Properties was $1,140,900. SHF expects to be reimbursed for these costs as the Benefited Properties are developed. SHF's right to reimbursement will expire in September 2015 and the Company is unable to predict what amount, if any, will be received as reimbursement. The rights to reimbursement are personal to SHF and do not run with The Fairway's property unless assigned by SHF.

Sam Hamburg Farm

     MRI owns approximately 150 acres of agricultural property called Sam Hamburg Farm ("Sam Hamburg Farm") in Merced County, California. MRI's 150 acres are operated by SHF. Of the 150 acres, 40 acres contain an airstrip and shop area, which is the focus of continuing attempts at chemical clean-up. The remaining 110 acres are leased to one tenant at an annual aggregate rental of approximately $24,000 which expired in 2001. The lease has not been renewed, however, the tenant and the Company have agreed that the tenant may farm the property during the year 2002 under the terms of the original lease.

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

Real Estate Development

     The Company is actively pursuing real estate development opportunities on a nationwide basis. Although the Company intends to focus primarily on residential real estate development opportunities, it may also consider commercial real estate development opportunities. Since December 31, 2001, the Company has acquired one property located in New York and is actively negotiating to acquire a second property in California. The Company has reached an agreement in principle to sell the New York property at a profit, although no assurance can be given that the sale will occur at the anticipated price.

GRAIN DRYING AND STORAGE SEGMENT:

Grain Drying and Storage Facilities

     Since 1990, SHF has owned a grain storage facility (the "Storage Facility") located in Yolo County, California. The Storage Facility generally stores rice for a fee, however, the Storage Facility is capable of storing other types of grain. The Storage Facility can store approximately 700,000 cwt. of grain.

     In 1997, the Company entered into a financing lease agreement for its drying facility which is adjacent to the Storage Facility. The lease is for five years commencing March 1998, the monthly rental is $25,122 and the Company can buy the drying facility for $1 at the end of the lease. The lease is collateralized by the drying facility, a deed of trust on certain parcels of property, including the parcel on which the Storage Facility is located, and the guarantees of MRI and the Company. Before the Guarantors are liable for any deficiency, the leasing company must first proceed against the drying facility and the additional collateral.

     Prior to May 2000, the Company stored wheat principally for one customer, Adams Grain Co. ("Adams") under a contract which expires May 2002 ("Adams Contract"). In May 2000, the Company negotiated an end to the Adams Contract. The terms of ending the storage agreement, effective May 18, 2000 require the Company to only store rice at the Storage Facility and if the Company stores any grain other than rice, Adams retains a first right of refusal to store commodities under the Adams Contract. These conditions will remain in effect until May 31, 2002 (the original expiration date of the Adams Contract).

     On August 5, 2001, the Company entered into an agreement with Pacific International Rice Mills, Inc. (PIRMI) to store approximately 350,000 cwt. of dry paddy rice for the period commencing September 1, 2001, to August 31, 2002, in the west warehouse. This agreement covers the rice currently in storage, which is a carry-over of rice that was dried during the 2000 drying season. The gross revenue is approximately $140,000. Under this agreement payment for storage was due 50% upon completion of filling the warehouse, with the remaining 50% due within 30 days after the warehouse is emptied. The Company received the first payment of approximately $70,000 during the month of September 2001.

     The Northern California rice market is currently experiencing an excess supply of rice. Many of the farmers in the area have taken their land out of production and are selling their water rights to down-stream users. In addition, rice growers in the area are experiencing increasing competition from foreign sources. Due to the current market conditions for rice in Northern California and the seasonal nature of grain drying and the filling of grain storage facilities, the Company was unable to obtain any rice drying or storage contracts to fill the east warehouse during the fall of 2001. At this time, management is unable to determine how long the market for rice in Northern California will remain depressed. A prolonged depression in the market for rice in Northern California could have a material adverse effect on the Company's grain drying and storage segment.

     In view of the foregoing, the Company actively sought contracts for the storage of grain other than rice (such as yellow corn) during 2001. However, contracts for the storage of corn are generally less profitable than those for the storage of rice due to the fact that (1) more rice can be stored in the same amount of space, (2) the storage rates per hundredweight of grain is higher for rice than corn and (3) contracts for the storage of rice usually include related charges for the drying of the rice.

     During September 2001, the Company entered into an agreement with a local grain broker, Levine Grain Co., Inc. to store yellow corn in the east warehouse. Total yellow corn placed into storage was 259,800 cwt. on behalf of various growers in the area with the storage revenue totaling approximately $90,000. As of December 31, 2001, storage revenue realized on the yellow corn was approximately $28,000. Adams waived its right of first refusal under the Adams Contract to store corn in the east warehouse. The remaining revenue will be collected during 2002 as the agreement provides for the storage charges to be paid quarterly. However, all storage charges are to be paid within 30 days after the warehouse is emptied.

DISTRESSED ASSETS:

     Beginning with the third quarter of 2001, the Company has established a new business segment: Distressed Assets. The Company's president, Steve K. Miller, has over 13 years experience investing in similar types of assets through
General Financial Services, Inc., a corporation he wholly-owns. General Financial Services is the majority shareholder of the Company.

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

     In addition, the Company will seek to acquire other distressed assets that management believes can be resolved or worked-out at a profit. The Company has invested in two distressed non-performing promissory notes owed by debtors in bankruptcy. The notes are secured by accounts receivables, second mortgages and interests in two limited partnerships. The notes were purchased for $480,000, which is a discount from their outstanding principal, interest and payable expenses of approximately $650,000. To date, the Company has not realized any income from this investment.

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

Grain Drying and Storage Segment:

     With respect to the Company's grain drying and storage operations, the Company competes with other grain drying and storage companies in Northern California. The grain drying operation is seasonal and runs from approximately September 15 to November 15. The storage facility, depending on the demand and shipment of grain from storage, operates on a year around basis. The drying and storage operations are impacted by the number of acres grown, the yield per acre, weather conditions, trucking expense and government programs. The storage facility is located on the southern edge of the California rice growing region. If there is a significant change in any of the above factors, it could have a material adverse effect on the grain drying and storage revenues. Because the Company currently is storing rice for one customer and yellow corn for another customer, the loss of either customer could have a material adverse effect on the grain drying and storage operation.

SALES AND MARKETING

     The agricultural property is marketed to farmers in the surrounding area where the agricultural property is located. The grain drying and storage operation is marketed to principally two customers but the Company is attempting to obtain additional customers.

REGULATION

     The Company must comply with various federal, state and local zoning, building, pollution, environmental, health, and advertising ordinances, rules and regulations, including regulations relating to specific building materials to be used, building design, minimum elevations of properties and emissions from the grain drying and storage facilities.

EMPLOYEES

     At March 14, 2002, the Company had 4 employees. None of the Company's employees are covered by collective bargaining agreements. The Company believes its employee relations to be satisfactory.

ITEM 2.  DESCRIPTION OF PROPERTY
--------------------------------

REAL ESTATE SEGMENT:

The Fairways

     The Fairways is comprised of approximately 50 acres of land which has been developed into 110 single family estate lots of which all have been sold as of December 31, 2001. It is located in Rancho Murieta, California, adjacent to Highway 16, approximately 25 miles southeast of Sacramento.

Sam Hamburg Farm

     Sam Hamburg Farm consists of approximately 150 acres remaining from an original 4,600 acres of agricultural land. The remaining land is located in the most southwesterly corner of Merced County, California approximately two miles east of Interstate Highway 5. It is approximately ten miles south of the city of Los Banos, California. The Company leases 110 acres to one tenant, who grows various crops. The remaining 40 acres has possible soil contamination and is not being used for agricultural purposes. See "Item 1. Business-Real Estate Segment-Sam Hamburg Farm".

GRAIN DRYING AND STORAGE SEGMENT:

Grain Drying and storage Facility

     The drying and storage facilities are located in Yolo County, California, approximately 15 miles west of the city of Sacramento. The storage facility can store approximately 700,000 cwt. of rice. The drying facility can dry approximately 17,600 cwt. of rice in a 24 hour period. The drying facility dries enough rice to fill approximately one-half of the storage facility. See "Item 1. Business--Agricultural Segment--Grain Drying and storage Facilities."

EXECUTIVE OFFICES:
------------------

     The Company's executive office is located in Davis, California adjacent to the grain drying and storage facility. The executive offices are approximately 1,000 square feet and the Company believes that the executive offices are suitable for its needs.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

     See "Note 10. - Legal Proceedings" to the Company's consolidated financial statements included elsewhere in this report.

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

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-----------------------------------------------------------------

     Prior to January 1, 2002, the principal United States market in which the Company's common stock was traded was the over-the-counter market. The Company's symbol for its common stock is "DUNE". Since the Company's common stock and Series B preferred stock were each held of record by less than 500 persons as of January 1, 2002 and the Company had less than $10 million of assets as of the end of each of its last three years, the Company terminated its registration of the common stock and Series B preferred stock under Section 12(g) of the Securities Exchange Act of 1934 (the "Exchange Act") and suspended its obligation to file periodic reports with the SEC with respect to the common stock and Series B preferred stock as of January 1, 2002. Since January 1, 2002, there has been no established trading market for the Company's common stock. There is no established public trading market for the Company's Series B preferred stock. Neither the Company's common stock nor the Company's preferred stock is listed for trading on an exchange.

     The following table sets forth for the periods indicated the range of the high and low bid quotations for the Company's common stock as quoted on the OTC Bulletin Board. The reported bid quotations reflect inter-dealer prices, without retail markup, markdown or commissions, and may not necessarily represent actual transactions.

          2001                       HIGH                 LOW
      ------------                   -----               -----
      1st Quarter                    $1.06               $0.72
      2nd Quarter                    $1.01               $0.93
      3rd Quarter                    $1.05               $0.91
      4th Quarter                    $1.03               $0.76

          2000                       HIGH                 LOW
      -------------                  -----               -----
      1st Quarter                    $1.31               $0.75
      2nd Quarter                    $0.75               $0.59
      3rd Quarter                    $0.75               $0.62
      4th Quarter                    $0.88               $0.50

     At March 14, 2002, the Company had approximately 221 holders of record of the Company's common stock, and approximately 77 holders of record of the Company's Series B $7.50 cumulative, voting and non-convertible preferred stock.

     Dividends on the Company's common stock have not been paid since the second quarter of 1979. Dividends on the Company's Series B preferred stock have not been paid since the first quarter of 1982. The Company is in arrears on dividends on the preferred stock in the amount of approximately $829,000 as of December 31, 2001. The Company has no present intention to pay dividends on either its common or preferred shares in the near future.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATION
----------------------------------------------------------

     The Consolidated Financial Statements and Notes thereto are an integral part of this report, including this Item 6, and are incorporated herein by this reference and should be read in conjunction herewith.

     Certain information included herein contains statements that are forward-looking, such as anticipated liquidity requirements for the coming fiscal year and anticipated sources of liquidity for the coming fiscal year. Such forward-looking information involves important risks and uncertainties that could significantly affect the Company's financial condition and future results of operations, and accordingly, such future financial condition and results of operations may differ from those expressed in any forward-looking statements made herein. These risks and uncertainties include, but are not limited to, those risks relating to actual costs necessary to clean-up certain real property chemical contamination, real estate market conditions and general economic conditions, the abilities of certain third parties to obtain financing and otherwise perform under real estate purchase agreements, and the outcome of certain litigation and other risks. The Company cautions readers not to place undue reliance on any such forward-looking statements and such statements speak only as of the date made.

OVERVIEW

Real Estate

     The Fairways consist of the remaining portion of approximately 50 acres of developed residential land in Rancho Murieta, Sacramento County, California. Rancho Murieta is a 3,500-acre master planned unit development community located approximately 25 miles from Sacramento. The development consists primarily of single-family homes, town houses, commercial property and two 18-hole championship golf courses and country club facilities. The 50 acres are located within the boundaries of one of the golf courses. The property was subdivided into 110 single-family estate lots. As of December 31, 2001, all of the lots have been sold.

Grain Drying and Storage

     The Company operates a grain drying and storage facility. The drying facility is financed by a 5- year lease which commenced in March 1998. At the end of the lease, the Company will have the option to obtain title to the drying facility for $1.00.

OPERATING RESULTS

     Net loss for the year ended December 31, 2001, decreased by approximately $504,000 when compared with the year ended December 31, 2000. The major items contributing to the loss decrease were the following:

     (1) an increase in profit from the sale of real estate,
     (2) a decrease in corporate expense,
     (3) an increase in profit in storage revenue, and
     (4) a decrease in interest expense.

2001 vs. 2000

Real estate

     Real estate revenues and profits increased during 2001. Sales at The Fairways were completed during 2001 with the remaining lots sold. However, there was no gain on these sales as the existing cost basis approximated net sales proceeds. During the third quarter of 2001, a "Success Payment" of $55,000 was paid to the Company on one lot that had previously been sold. Selling expenses associated with the real estate operation decreased by approximately $143,000 as the remaining lots were sold by the second quarter of 2001 eliminating the expenses of the commissioned sales person, the sales trailer, association dues and other related sales expenditures.

Grain drying and storage

     Grain drying and storage income in 2001 increased by approximately $83,000 when compared with 2000. For the year ended December 31, 2001, drying and storage revenue was $305,000 compared to $342,000 for the prior year, however, the cost of drying and storage revenue decreased by $120,000 in 2001. Contributing to the decrease in the cost of drying and storage was management's decision to eliminate one supervisory employee at the facility. In addition, during the year 2000, there was a significant expenditure for preventative maintenance. In the years prior to 2000, there had been practically no preventative maintenance done, and as a result, due to the work done in 2000, preventative maintenance costs were down in 2001.

Distressed Assets

     The Company has invested in two non-performing promissory notes owed by debtors in bankruptcy. The notes are secured by accounts receivables, second mortgages and shares in two limited partnerships. The notes were purchased for $480,000, which is a discount from their outstanding principal, interest and payable expenses of approximately $650,000. To date, the Company has not realized any income from this investment.

General

     Selling, administrative and general expenses in total decreased approximately $233,000. The major contributors to the decrease were legal fees ($151,000); accounting fees ($60,000); directors and officers liability insurance expense ($47,000); directors consulting fees ($32,000); officers travel expense ($18,000); directors expenses ($14,000); rent expense ($10,000); and director fees ($8,000). These decreases were offset by a $107,000 increase in fees relating to the tender offer.

     Interest expense decreased as a result of payments made during the year on the rice dryer. Interest income and gain on marketable securities decreased due to the movement of short term assets from short term commercial paper to money market accounts.

LIQUIDITY AND CAPITAL RESOURCES

     During the year ended December 31, 2001, cash, cash equivalents and marketable securities decreased by $1,547,000 from $4,663,000 at December 31, 2000 to $3,116,000 at December 31, 2001. The most significant sources of cash in 2001 were proceeds from the sale of real estate lots of $819,000 and the sale of marketable securities of $100,000. The most significant uses of cash in 2001 consisted of purchase of treasury stock ($888,000), purchase of assets in foreclosure ($480,000), and payment on long-term debt ($253,000).

     The Company completed its initial tender offer for shares of common stock on February 15, 2001 and for Series B preferred stock on March 16, 2001. As a result of the tender offers, the Company paid $489,000 to the former holders of the common stock and Series B preferred stock, which amount was paid from the Company's cash and cash equivalents. An additional tender offer for shares of common stock was completed on November 30, 2002. As a result, the Company paid $121,000 to the former holders of the common stock, which amount was paid from the Company's cash and cash equivalents. In addition, as of January 25, 2002, the Company had abandoned since January 1, 2001 to the various states pursuant to the state abandoned property laws, common stock and Series B preferred stock in the amount of $278,000, which was paid from the Company's cash and cash equivalents.

     As a result of the initial tender offer and the abandonment of Series B preferred stock, the Company's accrued dividends on the Series B stock decreased by $601,000.

     The Company believes that its primary requirements for liquidity in the coming fiscal year will be to fund the required payments due on the rice dryer financing; to fund equipment purchases and or modifications at the grain drying facility; to fund costs that may be incurred relating to the toxic clean-up at Sam Hamburg Farm; and to fund general and administrative expenses.

     The Company anticipates that sources of required liquidity will be cash generated from the grain drying and storage facilities, the collection of notes receivable, and the cash and cash equivalents available at December 31, 2001. Based on known commitments, the Company believes that the sources of cash described and the cash available at December 31, 2001, will be adequate to fund known liquidity requirements in 2002.

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

ITEM 7. FINANCIAL STATEMENTS
----------------------------

     The Consolidated Financial Statements of Dunes Hotels and Casinos Inc. are located at pages F-1 to F-20 attached to the end of this annual report.

ITEM  8.  CHANGES  IN AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING  AND
--------------------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

     None

                                    PART III

ITEM  9.  DIRECTORS,   EXECUTIVE  OFFICERS,   PROMOTERS,  AND  CONTROL  PERSONS;
--------------------------------------------------------------------------------
COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
-------------------------------------------------

     As of February 1, 2002, all of the directors of the Company other than Mr. Miller resigned. The director is elected at each annual meeting of shareholders to hold office until the next annual meeting and until a successor has been elected and qualified.

     Identified herein are all directors and executive officers of the Company. The information set forth as to the sole director and each Executive Officer has been furnished by such person.

     Steve K. Miller, 52, was elected a director and President of the Company in April 2000. Mr. Miller has been employed by General Financial Services, Inc. since 1988 and as President since 1995. He earlier served as president and has continually served as Chairman of the Board of Directors since its founding. General Financial Services is primarily engaged in the investment and redevelopment of distressed real estate assets. He also owns several companies operated in conjunction with General Financial engaged in real estate investment, agriculture, hotel ownership and aviation. Prior to founding General Financial Services, Mr. Miller owned and operated John Deere agricultural equipment dealerships. Mr. Miller received his B.A. in Accounting and Finance from Southwest Oklahoma State University.

     D. Cary Peaden, 46, was elected a Director, Secretary and Treasurer of the Company in April 2000. Mr. Peaden has been employed by General Financial Services, Inc. since 1989 and as Vice President for the last five years. As of February 1, 2002, Mr. Peaden resigned as a Director of the Company. Mr. Peaden is currently employed as Vice President of Rich-Mix Products, Inc., which is unaffiliated with General Financial Services. Mr. Peaden attended and studied business administration at Wichita State University.

     There is no family relationship between any directors or executive officers of the Company. The sole director does not hold a directorship in any other company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of such Act or any company registered as an investment company under the Investment Company Act of 1940, as amended.

     Compliance with Section 16(a) of the Exchange Act. Based solely upon a review of the Commission's Forms 3, 4, and 5 received by the Company during the last fiscal year and written representations solicited by the Company, no Officer, Director, beneficial owner of more than 10% of any class of the Company's equity securities or any other person subject to Section 16 of the Exchange Act failed to file on a timely basis as disclosed in the above forms, reports required by Section 16(a) of the Exchange Act during the year ended December 31, 2001, except that the Form 4 for General Financial Services, Inc., GFS Acquisition Company, Inc. and Mr. Steve Miller filed April 6, 2001, in addition to reporting the 25,000 shares of common stock acquired in March 2001 also reported the acquisition of 74,387 shares of common stock that had been acquired in February 2001.

ITEM 10.  EXECUTIVE COMPENSATION
--------------------------------

     The following table sets forth the annual compensation paid to the Company's President for each of the last three fiscal years. No executive officer of the Company received compensation in excess of $100,000 for the 3 years ended December 31, 2001.

                           SUMMARY COMPENSATION TABLE

                               ANNUAL COMPENSATION
                               -------------------
    (a)               (b)        (c)       (d)           (e)          (i)
                                                   Other annual    All other
Name and prin-                                      compensation  compensation
cipal position        Year     Salary($)  Bonus($)       ($)         ($)  (1)
------------------    ----     ---------  --------  ------------  ------------

Steve K. Miller,     2001 (2)   $100,000     --          --          $15,000
President            2000         71,381     --          --           11,067

Edward Pasquale,
President            2000 (3)       --       --          --          $22,267
                     1999           --       --          --          $62,568

(1)  All other compensation for Mr. Miller consists of the following:

                                   Year Ended December 31,
                                       2001       2000
                                       ----       ----
           Director fees             $15,000    $10,667
           Consulting fees               -          400
                                     -------    -------
                                     $15,000    $11,067
                                     =======    =======

All other compensation for Mr. Pasquale consists of the following:

                                   Year Ended December 31,
                                       2000       1999
                                       ----       ----
           Directors fees            $ 4,333    $15,000
           Audit Committee fees        3,467     12,000
           Consulting fees            14,467     35,568
                                     -------    -------
                                     $22,267    $62,568
                                     =======    =======

(2)  Mr. Miller was elected  president of the Company on April 14, 2000.
(3) Mr. Pasquale was president of the Company from December 1997 to April 14, 2000.

Compensation of Directors
-------------------------

     The Company pays each director an annual fee of $15,000 payable monthly. In addition to their regular directors fees, board members and audit committee members are paid $200 per half-day and $400 per full day for special projects considered to be outside the scope of their duties as board and audit committee members. In addition, they receive a travel fee of $300 for each meeting attended.

     During 2001, Messrs. Herfurth, Steckart and Viets (former members of the board of directors) were members of the Company's Audit Committee. For services rendered as Audit Committee members and consultants during the fiscal year 2001, Mr. Herfurth was paid $21,800.

     The Company does not have a plan, pursuant to which cash or non-cash compensation is paid or distributed, or is proposed to be paid or distributed in the future. The Company does not have any pension or other benefit plans.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-----------------------------------------------------------------------

     The table shown below contains certain information as of March 14, 2002 with respect to (1) any person (including any "group" as that term is used in Section 13(d)(3) of the Exchange Act), who is known to the Company to be beneficial owner (as that term is defined in rules and regulations of the Commission under the federal securities laws) of more than 5% of the Company's common stock (2) each director and each executive officer named in the summary compensation table and (3) certain information with respect to the Company's common stock beneficially owned (as that term is defined in rules and regulations of the Commission under the federal security laws) by all directors, and executive officers of the Company as a group.

Name and Address of             Amount and Nature of        Percent of Common
Beneficial Owner (1)            Beneficial Ownership (1)    Stock Outstanding
--------------------------------------------------------------------------------
GFS Financial Services, Inc.(2)     4,003,309                    92.3%
8441 E. 32nd Street N
Wichita, KS  67226

Steve K. Miller                     4,003,309                    92.3%

D. Cary Peaden                             --                     --

All Directors and Officers
as a Group (2 Persons)              4,003,309                    92.3%
-----------------------
* less than 1%

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

     The following table sets forth, as of March 14, 2002, the number and percentage of shares of the Company's Series B preferred stock which are beneficially owned, directly or indirectly, by (1) any person (including any "group" as that term is used in Section 13(d)(3) of the Exchange Act), who is known to the Company to be beneficial owner (as that term is defined in rules and regulations of the Commission under the federal securities laws) of more than 5% of the Company's Preferred Stock, (2) each director and each executive officer named in the summary compensation table and (3) certain information with respect to the Company's Preferred Stock beneficially owned (as that term is defined in rules and regulations of the Commission under the federal security laws) by all directors, and executive officers of the Company as a group.

Name and Address of             Amount and Nature of        Percent of Preferred
Beneficial Owner (1)            Beneficial Ownership          Stock Outstanding
--------------------------------------------------------------------------------
USI Corp. (2)                         2,399                         42.7%
1040 Lawrence Court
Wichita, KS  67206

Steve K. Miller (3)                   2,093                         37.2%

D. Cary Peaden                           --                          --

All Directors and Officers
As a Group (2 Persons)                2,093                         37.2%
----------------------------
     (1) In furnishing this information, the Company is relying upon the contents of statements filed with the Commission pursuant to Section 13(d) and Section 13(g) of the Exchange Act.

     (2) USI Corp claims that it owns or has rights to approximately 3,000 shares of preferred stock. Pursuant to an order by the United States District Court for Kansas, USI Corp. has agreed not to transfer these shares. See Notes 10 and 15 to the Consolidated Financial Statements of the Company included elsewhere in this report.

     (3) Consists of 2,093 shares owned by General Financial Services, Inc. Mr. Miller is the sole stockholder, sole director and the president of General Financial Services, inc. and as a result may be deemed to be the beneficial owner of the shares owned by General Financial Services, Inc.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

     None.

                                     PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

(a)   The following documents are filed as part of this report

Financial Statements                                                       PAGE

      Dunes Hotels and Casinos Inc. and Subsidiaries
      Consolidated Financial Statements:

      Independent Auditors' Report of BKD, LLP                             F-1

      Balance Sheet as December 31, 2001                                   F-2

      Statements of Operations, two years ended December 31, 2001          F-4

      Statements of Changes in Shareholders' Equity, two years
          ended December 31, 2001                                          F-5

      Statements of Cash Flows, two years ended December 31, 2001          F-6

      Notes to Financial Statements, two years ended December 31, 2001     F-8

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

    3.3 Revised By-laws of Dunes Hotels and Casinos Inc. dated December 1984, is incorporated herein by reference to Dunes Hotels and Casinos Inc. Annual Report on Form 10-K (file no. 1-4385) for the year ended December 31, 1994, Part IV, Item 14(a)(3), Exhibit 3.03.

    3.4 Amendment to By-laws adopted June 18, 1997, is incorporated herein by reference to Dunes Hotels and Casinos Inc. Annual Report on Form 10-KSB (file no. 1-4385) for the year ended December 31, 2000, Part IV,
          Item 13(a), Exhibit 3.4.

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

          Quarterly  Report  of  Form 10-Q  for the quarter ended June 30, 1997,
          Part II, Item 6, Exhibit 10.02).

   10.3 Letter Agreement dated June 5, 2001 and signed August 5, 2001 between SHF Acquisition, a wholly-owned subsidiary of the Dunes Hotels & Casinos Inc. and Pacific International Rice Mills (incorporated herein by reference to Dunes Hotels and Casinos Inc. Quarterly Report on Form 10-QSB (file no. 1-4385) for the period ended June 30, 2001, Part II,
          Item 6(a), Exhibit 10.1).

   10.4 Letter Agreement dated September 5, 2001 between SHF Acquisition, a wholly-owned subsidiary of the Dunes Hotels & Casinos Inc. and Levine Grain Co., Inc. (incorporated herein by reference to Dunes Hotels and Casinos Inc. Quarterly Report on Form 10-QSB (file no. 1-4385) for the period ended September 30, 2001, Part II, Item 6(a), Exhibit 10.1).

   21.01  Subsidiaries of Registrant.

(b)  Reports on Form 8-K

     None

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DUNES HOTELS AND CASINOS INC.           DUNES HOTELS AND CASINOS INC.

By   /s/ Steve K. Miller                By  /s/ Marvin P. Johnson
    ---------------------------------      -------------------------------------
    Steve K. Miller                        Marvin P. Johnson
    President                              Principal Financial and Accounting
    (Principal Executive Officer)          Officer

Dated     March 22, 2002
     --------------------

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature                      Title               Date


/s/ Steve K. Miller            Sole Director       March 22, 2002
-----------------------                            ----------------
Steve K. Miller

                         INDEPENDENT ACCOUNTANTS' REPORT
                         -------------------------------

Board of Directors and Stockholders
Dunes Hotels and Casinos Inc. and Subsidiaries
Davis, California

We have audited the accompanying consolidated balance sheet of Dunes Hotels and Casinos Inc. and Subsidiaries as of December 31, 2001, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the two years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dunes Hotels and Casinos Inc. and Subsidiaries as of December 31, 2001, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.


/s/ BDK, LLP

Wichita, Kansas

February 14, 2002

                 DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                DECEMBER 31, 2001
                             (Dollars in thousands)

                                     ASSETS

Cash and cash equivalents                                  $   2,760

Marketable securities                                            356

Receivables
    Trade                                                         42
    Real estate sales - current                                  140

Inventory of real estate held for sale                           186

Prepaid expenses                                                  65
                                                            --------

    Total current assets                                       3,549

Property and equipment, less accumulated depreciation
    and amortization of $984                                   3,016

Real estate sales - noncurrent                                   502

Other assets                                                       4

Assets purchased in foreclosure                                  480

                                                            --------

                                                           $   7,551
                                                           =========




                                   (continued)

                 DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET (CONTINUED)

                                DECEMBER 31, 2001
                             (Dollars in thousands)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current maturities of long term debt and
capital lease obligations                                  $     282

Accounts payable                                                  58

Accrued expenses                                                 477

Deferred storage income                                           23
                                                            --------

    Total current liabilities                                    840

Long-term debt and capital lease obligation                       54

Accrued preferred stock dividends in arrears                     829
                                                            --------

    Total liabilities                                          1,723
                                                            --------

Shareholders'equity
    Preferred stock - authorized 10,750,000 shares
    ($.50 par); issued 6,356 shares Series B $7.50
    cumulative preferred stock, outstanding 5,454
    shares, aggregate liquidation value of $1,511,
    including dividends in arrears                                 3

  Common stock - authorized 25,000,000 shares
    ($.50 par); issued 5,762,843 shares, outstanding
    4,365,759 shares                                           2,882

    Capital in excess of par                                  25,122

    Deficit                                                  (21,032)
                                                            --------
                                                               6,975
    Treasury stock at cost; Preferred - Series
    B, 902 shares Common 1,397,084 shares                     (1,147)
                                                            --------

    Total shareholders' equity                                 5,828
                                                            --------

Total liabilities and shareholders' equity                 $   7,551
                                                           =========
                 See notes to consolidated financial statements

                 DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                     YEARS ENDED DECEMBER 31, 2001 AND 2000
                    (Dollars in thousands, except per share)

                                                 2001         2000
                                               ----------   ---------
Revenues
    Sales of real estate                      $    1,004   $   2,474
    Rental income, agricultural properties            59          57
    Drying and storage revenues                      305         342
    Miscellaneous income, net                          4          56
                                               ----------   ---------
                                                   1,372       2,929
                                               ----------   ---------
Cost and expenses
    Cost of real estate sold                         983       2,550
    Cost and expenses of rental income                 4           4
    Cost of drying and storage revenues              285         405
    Selling, administrative and general
        Corporate                                    794       1,027
        Real estate operations                        29         172
    Depreciation                                     133         132
                                               ----------   ---------
                                                   2,228       4,290
                                               ----------   ---------

Loss before other credits (charges) and            (856)     (1,361)
income taxes

Other credits (charges)
    Interest and dividend income                     248         266
    Interest expense                                (54)        (80)
    Gain / (loss) on marketable                       31          44
      securities, net
                                               ----------   ---------
                                                     225         230
                                               ----------   ---------
Loss before income taxes                           (631)     (1,131)
Income taxes                                         (1)         (5)
                                               ----------   ---------

Net loss                                      $    (632)   $  (1,136)
                                               ==========   =========

Weighted average number of shares              4,605,174    5,311,893
outstanding

Basic and diluted loss per                    $   (0.15)   $   (0.21)
common share
                                               ==========   =========

           See notes to consolidated financial statements

                 DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                     YEARS ENDED DECEMBER 31, 2001 AND 2000

                             (Dollars in thousands)

                                Preferred
                                  stock       Common stock                            Preferred           Common
                                issued (1)       Issued         Capital             treasury stock     treasury stock     Total
                             --------------  -----------------    in                ---------------    ---------------    share-
                                      Par              Par      excess                                                    holders'
                              Shares  Value   Shares   Value    of par    Deficit   Shares    Cost     Shares    Cost     equity
                             -------  -----  ---------  ------ --------- --------- -------- -------  ---------  -------- ---------

Balance, December 31, 1999    10,512   $5    7,799,780  $3,900  $25,881  ($19,752)     902     ($70)  1,424,684  ($1,930)  $8,034

Accrued dividends,
  preferred stock                                                             (72)                                            (72)
Acquisition of
  treasury stock
  through foreclosure                                                                                 1,280,756      (38)     (38)
Net loss                                                                   (1,136)                                         (1,136)
                             -------  -----  ---------  ------ --------- --------- -------- -------  ----------  -------- ---------

Balance, December 31, 2000    10,512    5    7,799,780   3,900   25,881   (20,960)     902      (70)  2,705,440   (1,968)   6,788

Accrued dividends,
  preferred stock                                                             (41)                                            (41)
Acquisition of
  treasury stock                                                              601    4,156     (125)    728,581     (763)    (287)
Cancellation of
  treasury stock              (4,156)  (2)  (2,036,937) (1,018)    (759)            (4,156)     160  (2,036,937)   1,619
Net loss                                                                     (632)                                           (632)
                             -------  ----- ----------  ------ --------- --------- -------- -------  ----------  -------- ---------

Balance, December 31, 2001     6,356   $3    5,762,843  $2,882  $25,122  ($21,032)     902     ($35)  1,397,084  ($1,112)  $5,828
                             =======  ===== ==========  ====== ========= ========= ======== =======  ==========  ======== =========




(1) Series B, $7.50 dividend,
    voting and non-convertible
    (liquidqation value,
    $125 per share)


                       See notes to consolidated financial statements

                 DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     YEARS ENDED DECEMBER 31, 2001 AND 2000
                             (Dollars in thousands)

                                                   2001         2000
                                                   ----         ----
                                                ---------    -----------
Cash flows from operating activities:
    Net loss                                   $   (632)    $   (1,136)
Adjustments to reconcile net loss to net
 cash provided by (used in) operating
 activities:
    Depreciation                                     133            132
    Gain on marketable securities                   (34)           (44)
    (Increase) decrease in operating assets:
        Receivables                                (121)          (198)
        Inventory, real estate held for sale         940          2,334
        Prepaid expenses                             (9)             55
        Other                                                       (1)
    Increase (decrease) in operating liabilities:
        Accounts payable                            (85)             91
        Accrued expenses                             (1)
        Deferred credits and other                 (136)            159
                                                --------       --------
Net cash provided by operating activities             55          1,392
                                                --------       --------


Cash flows from investing activities
    Investment in marketable securities                           (100)
    Proceeds from sale of marketable
      securities                                     100
    Purchase of assets in foreclosure              (480)
    Purchase of property and equipment              (15)          (148)
                                                --------       --------
Net cash provided by (used in) investing
 activities                                        (395)          (248)
                                                --------       --------

                                   (continued)

                          DUNES HOTELS AND CASINOS INC.

                     YEARS ENDED DECEMBER 31, 2001 AND 2000
                             (Dollars in thousands)

                                                        2001         2000
                                                      ----------    --------
Cash flows from financing activities:
    Purchase of treasury stock                       $    (888)    $      -
    Payments on long-term debt                            (253)       (226)
                                                      ----------    --------
Net cash used in financing activities                   (1,141)       (226)
                                                      ----------    --------

Increase (decrease) in cash and cash equivalents        (1,481)         918

Cash and cash equivalents, beginning of year              4,241       3,323
                                                      ----------    --------
Cash and cash equivalents, end of year               $    2,760    $  4,241
                                                      ==========    ========
Supplemental disclosures of cash flow
 information:
    Cash paid during the year for:
        Income taxes                                 $        1    $      5
                                                      ==========    ========
        Interest                                     $       54    $     80
                                                      ==========    ========

Supplemental schedules of non-cash
  investing and Financing activities:
        Dividends accrued but unpaid                 $       41    $     72
                                                      ==========    ========
        Stock acquired from foreclosure              $        -    $     38
                                                      ==========    ========
        Reduction in preferred dividends payable
          through acquisition of treasury stock      $    (601)    $      -
                                                      ==========    ========


                 See notes to consolidated financial statements

                 DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2001 AND 2000

1.   Summary of significant accounting policies:

     Consolidation:

     The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries Continental California Corporation (Continental), M & R Corporation (MRC) and MRC's subsidiary, M & R Investment Company, Inc. (MRI) and MRI's subsidiaries SHF Acquisition Corporation (SHF) and South Lake Acquisition Corporation (SAC), after elimination of all material intercompany balances and transactions.

     Description of business:

     The Company operates in three principal business segments: real estate (development and sale of residential lots and rental of agricultural land), grain drying and storage, and distressed assets.

     Effective with the third quarter of 2001, the Company changed the organization of its business segments. Prior to the third quarter of 2001, the Company reported the rental revenue from the Sam Hamburg Farm under its Farming segment. Beginning with the third quarter, the Company began including the rental income from the Sam Hamburg Farm under its Real Estate segment. In addition, the Company began reporting a new business segment, Distressed Assets, which reflects its intention to pursue the acquisition and work-out of distressed real estate related assets.

     The Company's real estate segment previously sold completed residential lots primarily to builders of custom homes and to the general public in and around the greater Sacramento, California, area. The Company now looks for real estate development opportunities nationwide. The agricultural property is leased to tenants in the area where the agricultural property is located. Accordingly, the Company's operations in this segment could be affected by material adverse changes in economic conditions in the area.

     The grain drying and storage segment dries harvested rice over a two-month period (approximately September 15 to November 15) and stores, for a fee, the dried rice until it is removed, normally within the following year. The Company stores rice principally for one customer under a contract, which expires in August 2002. This contract accounts for approximately 50% of the storage capacity and 50% of the storage revenue. If the Company were to lose this storage customer, fail to obtain drying contracts for the coming year, or crop yields are low, it would have a material adverse affect on the Company's agricultural segment. The Company is currently storing yellow corn in the other 50% of its storage capacity.

     Results from prior periods have been reclassified to conform to the current business segments. For more information on the Company's reportable business segments, See Note 12 below.

     Property and equipment and depreciation and amortization:

     Property and equipment are stated at cost. Depreciation and amortization are calculated using the straightline method over the estimated useful lives of the assets.

                 DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2001 AND 2000


     Loss per share:

     Loss per common share has been computed using the weighted average number of shares outstanding during the year, 4,605,174 and 5,311,893 for the years ended December 31, 2001 and 2000, respectively. Dividends on nonconvertible preferred stock - Series B have been deducted from income or added to the loss applicable to common shares. (See Note 3).

     Income Taxes:

     Deferred tax liabilities and assets are recognized for the tax effects of differences between the financial statement and tax basis of assets and liabilities. A valuation allowance is established to reduce deferred tax assets if it is more likely than not that a deferred tax asset will not be realized.

     Cash equivalents:

     The Company considers all highly liquid cash investments purchased with an original maturity of three months or less to be cash equivalents. At December 31, 2001, cash equivalents consisted of money market accounts and commercial paper.

     Marketable securities:

     The Company's investments in marketable securities are accounted for as trading securities. Accordingly, gains or losses related to the Company's investments in marketable securities, which have not been material, are included in operations. These investments consist of preferred stock of $356,000 in 2001.

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

                     YEARS ENDED DECEMBER 31, 2001 AND 2000

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

Reclassifications:

     Certain reclassifications have been made to the 2000 financial statements to conform to the 2001 presentation. The reclassifications had no effect on the results of operations.

2.   Fair value of financial instruments:

     The following methods and assumptions were used by the Company in estimating its fair value and disclosures for financial instruments:

     Cash, cash equivalents and marketable securities:

     The carrying amount approximates fair value of cash, cash equivalents and marketable securities. For marketable securities, fair values are estimated based on quoted market prices as of December 31, 2001.

     Notes receivable:

     These notes are collateralized by the real property sold. Management believes the fair value of real estate notes receivable approximates their carrying value based on their outstanding balances, their respective interest rates and comparable sales in the area of the real property.

     In the event these notes were not collected, and the Company were unable to recover or sell the collateral property, the maximum losses sustained would be equal to the aggregate value of the notes.

     Long-term debt and capital lease obligation:

     The fair value of the capital lease obligation is based on current rates at which the Company could borrow funds.

     The fair values of the Company's significant financial instruments at December 31, 2001 approximate their carrying amounts.

3.   Loss per common share:

     Loss per common share has been computed by dividing the income, net (loss), less the accrued dividends applicable to the cumulative Series B Preferred Shares, for each of the two years ended December 31, 2001 and 2000, by the weighted average number of shares outstanding (4,605,174) as of December 31, 2001, and (5,311,893) as of December 31, 2000. Dividends on the Company's Series B Preferred Stock have not been paid since the first quarter of 1982. The Company is in arrears on such

                 DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2001 AND 2000



dividends in the amount of approximately $829,000 as of December 31, 2001. The Company has no present intention to pay dividends on either its common or preferred shares. The reduction in dividends payable during 2001 was the result of the acquisition of preferred stock by the Company as treasury stock.

     The following data shows the amounts used in computing loss per share and the effect on loss and the weighted average number of shares of dilutive potential common stock:

                                   (Dollars in thousands, except per share)

                                            Year Ended December 31,
                                            -----------------------
                                               2001         2000
                                               ----         ----

   Loss from operations                      $ (  632)    $ (1,136)
   Less:  preferred dividends                  (   41)      (   72)
                                             ---------    ---------
   Loss to common stockholders used
       in basic and diluted loss per
       common share                          $ (  673)    $ (1,208)
                                             =========    =========

   Weighted average number of common
       shares used in basic and diluted
       loss per common share                 4,605,174    5,311,893
                                             =========    =========

   Basic and diluted loss per common share   $  (0.15)    $  (0.23)
                                             =========    =========

4.    Inventory of real estate held for development and sale:
                                             (Dollars in thousands)

                                               2001
                                               ----
      The Fairways (a)                       $  -
      Sam Hamburg Farm (b)                      146
      Other                                      40
                                              -----
                                             $  186
                                             ======

(a) The Company, through SHF, developed 50 acres of residential land located at Rancho Murieta, California as a residential planned unit development known as "The Fairways". Rancho Murieta is a 3,500-acre master planned unit development located approximately 25 miles from Sacramento, California. Rancho Murieta consists primarily of single-family homes, town houses, commercial property and two 18-hole championship golf courses, including country club facilities. The Fairways, located within the boundaries of one of the golf courses located at Rancho Murieta, was subdivided into 110 single-family estate lots. As of December 31, 2001, all lots have been sold.

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

                     YEARS ENDED DECEMBER 31, 2001 AND 2000

     2015 and the Company is unable to predict what amount, if any, will be received as reimbursement. The rights to reimbursement are personal to SHF and do not run with The Fairway's property unless assigned by SHF.

(b) Sam Hamburg Farm consists of approximately 150 acres of agricultural property. Of the 150 acres, 40 acres contain an airstrip and shop areas, which are the focus of continuing attempts at chemical clean up. See Note 9(b) for a detailed discussion concerning the removal of the toxic waste. The remaining 110 acres are leased to one tenant at an annual aggregate rental of approximately $24,000 which expired in 2001. The lease has not been renewed, however, the prior tenant will farm the property during the year 2002 under the same payment terms as the original lease.

5.   Property and equipment and accumulated depreciation and amortization:

                                                     (Dollars in thousands)

                                                       2001
                                                       ----

      Land and land improvements                       $  159
      Building and improvements                         3,746
      Machinery and equipment                              95
                                                      -------
                                                        4,000
      Less accumulated depreciation and amortization  (  984)
                                                      -------
                                                       $3,016
                                                      =======

6. Long-term notes receivable:
                                                     (Dollars in thousands)

   Real estate                                         2001
                                                       ----
      Various real estate notes, collateralized
      by deeds of trust with interest at 10%          $ 642
                                                      =====

7. Long-term debt and capital lease obligations:

      Long-term debt and capital lease obligations at December 31, 2001, consist of the following:
                                                     (Dollars in thousands)

                                                       2001
                                                       ----
Capital lease obligation (a)                          $ 328
      Other (b)                                           8
                                                       ----
                                                      $ 336
                                                      =====

            DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                YEARS ENDED DECEMBER 31, 2001 AND 2000

Maturities of long-term debt are as follows:

                                         (Dollars in thousands)

                                                 Capital
                           Long term debt    Lease Obligation   Total
                           --------------    ----------------   -----

      2002                      $  4                278           282
      2003                         4                 50            54
                               -----                ---        ------
                                $  8               $328          $336
                                ====               ====          ====

(a) The Company has a financing lease agreement for its drying facility for five years commencing March 1998 with a monthly rental of $25,121. The Company can buy the drying facility for $1 at the end of the lease. The lease is collateralized by the drying facility, a deed of trust on certain parcels of property, including the parcel on which the storage facility is located, and the guarantees of MRI and the Company. Before the guarantors are liable for any deficiency, the leasing company must first proceed against the drying facility and the additional collateral.

(b) Other long-term debt consists of an unsecured note payable in annual installments of $5,000, including interest.

8.   Preferred Stock:

     The Company is authorized to issue 10,750,000 share of $0.50 par value preferred shares. The Company gave authority to its Board of Directors to issue such preferred shares in one or more series, and to fix the number of shares in each series, and all designations, relative rights preferences and limitations of the shares issued in each series. As of December 31, 2001, the Board of Directors has not exercised the authority granted, and no such preferred shares have been issued except for the 10,512 shares of Series B, $7.50 cumulative preferred stock (the "Series B Preferred Stock") of which 5,058 and 902 shares in 2001 and 2000, respectively, are held as treasury stock. Dividends on the Company's Series B Preferred Stock have not been paid since the first quarter of 1982. The Company is in arrears on such dividends as of December 31, 2001, in the amount of approximately $829,000. The reduction in dividends payable in 2001 was the result of the acquisition of shares of Series B Preferred Stock by the Company as treasury stock.

9.   Contingencies:

     (a) At December 31, 2001, the Company has a net operating loss carry forward (NOL) of approximately $44,226,000. The Board of Directors believes that this NOL is subject to severe limits under the Internal Revenue Code and as a result, the Board of Directors believes there is substantial doubt as to whether the NOL has any value to the Company. If there has been an ownership change for purposes of Section 382 of the Internal Revenue Code of 1986 as amended (the Code), then there is a limitation on the amount of income that can be offset by NOL carryovers. In general, an ownership change occurs when a major shareholder of a loss corporation increases their ownership by more than 50%, which is tested over a three year period. Depending on the interpretation of the IRS, an effective change in control may have occurred as early as January 4, 2000, upon the order vesting voting control with General Financial Services, Inc.

                 DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2001 AND 2000

     (b) SHF was advised in 1991 of the possible contamination of 40 acres at Sam Hamburg Farm of approximately 5,000 cubic yards of soil. The Company, through its chemical and toxic clean-up consultants has been working with the California State Environmental Protection Agency, in seeking alternate means to the disposal in toxic dump sites of chemical and toxics-laden soil.

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

     (c) See Note 10 below regarding legal proceeding that may have a material adverse affect on the Company.

     (d) The Company had been notified that the California FTB was examining its 1995 tax return. The FTB was questioning the Company's reporting of approximately $7,700,000 of income as being exempt from the 9.3% California tax. On September 13, 2000, the FTB requested, and the Company granted, a six month extension of the period in which the FTB could make an assessment related to the 1995 tax return. On March 13, 2001, the extension expired without any additional action being taken by the FTB.

10. Legal Proceedings.

FDIC Litigation/Change of Control

     John B. Anderson ("Anderson"), the former Chairman of the Board of Directors of the Company, and through ownership of Cedar Development Co. ("Cedar"), was the controlling shareholder and President of Baby Grand Corp. ("BGC") and J.B.A. Investments, Inc. ("Anderson Entities"), which collectively owned approximately 4,280,756 shares or 67.2% of the Company's common stock. Of those shares (i) 3,000,000 shares (the "FDIC Pledged Shares") were pledged as collateral to secure certain obligations owing to the FDIC described below, and
(ii) 1,280,756 shares (the "BGC Pledged Shares") were pledged as collateral in favor of a subsidiary of the Company.

     The Federal Deposit Insurance Corporation ("FDIC") brought an action captioned, Federal Deposit Insurance Corporation, et al. v. John B. Anderson et al., United States District Court, District of Nevada, Case No. CV-S-95-00679-PMP (LRL), on July 14, 1995. Anderson, Edith Anderson (Anderson's wife), Cedar, J.A. Inc., J.B.A. Investments, Inc. ("JBA") (collectively, the "Anderson Parties") are defendants in this litigation. This matter is more fully described in the Company's Form 10-K for the year ended December 31, 1997, see "Item 3. Legal Proceedings - Federal Deposit Insurance Corporation, et al. v. John B Anderson, et al." The FDIC reduced its claims to a Consent Judgment dated September 12, 1995 (the "Judgment").

                 DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2001 AND 2000

     In June 1999, the FDIC sold a portion of its Judgment, together with the underlying security owned by the Anderson Parties to General Financial Services, Inc. ("GFS"). Included in the sale were the FDIC Pledged Shares. GFS attempted to exercise its rights under the Judgment and transfer ownership of the FDIC Pledged Shares to it, but the Company intervened on behalf of Anderson, and seized the FDIC Pledged Shares. The Company in turn filed on July 6, 1999, a Complaint in Interpleader in Superior Court of California (the "California Action"). The jurisdiction of the action was removed and transferred on September 20, 1999 to the United States District Court for the District of Nevada as DUNES HOTELS AND CASINOS INC. v. J.B.A. INVESTMENTS, INC. et al. Case No. CV-S-99-1470-PMP (RJJ) (the "Nevada Action"). GFS and its subsidiary GFS Acquisition Company, Inc. filed a counter-claim alleging, among other things, damages from the previous Company management for filing the California Action, seizing the FDIC Pledged Shares, interfering with the lawful transfer of the FDIC Pledged Shares and refusing to grant shareholder demands for an immediate shareholder meeting to elect directors. A more detailed discussion is described in the Company's Form 10-KSB for the fiscal year ended December 31, 1999.

     On January 5, 2000, the U.S. District Court in Nevada ordered that the Company hold a shareholders' meeting on or before April 14, 2000, and that GFS was entitled to vote the FDIC Pledged Shares at that meeting. At that time, GFS through its subsidiary GFS Acquisition Company, Inc., owned 883,922 shares of the Company's common stock acquired in the open market during 1999 and the first quarter of 2000, or approximately a total of 17.4%% of the then outstanding stock.

     Since 1998, the BGC Pledged Shares have been under the jurisdiction of the U.S. Bankruptcy Court in Las Vegas, Nevada, where BGC filed a petition under Chapter 7 of the Bankruptcy Code. On February 22, 2000, the Company's motion in Bankruptcy Court for relief from the automatic stay was granted to allow it to foreclose on the BGC Pledged Shares. On March 23, 2000, the Company foreclosed on the BGC Pledged Shares and placed them in the treasury. Placing the BGC Pledged Shares into treasury had the effect of increasing GFS's voting percentage to 75.6% of the outstanding stock.

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

     Immediately following the annual Meeting, the Board of Directors met and, in accordance with the provisions of the Company's bylaws, elected three additional directors to fill the three vacancies on the Board of Directors. The new Board of Directors elected Mr. Miller president of the Company. Mr. Cary Peaden was elected secretary-treasurer of the Company. Mr. Marvin Johnson was retained as the chief accounting officer of the Company.

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

                     YEARS ENDED DECEMBER 31, 2001 AND 2000

Injunctive Action Regarding Tender Offer

     On April 3, 2000, JBA, GFS and GFS Acquisition filed an action against USI Corp., Barney Kreutzer and Thomas Honton (collectively, the "USI Group") in the U.S. District Court for the District of Kansas alleging, among other things, violations of the Williams Act, ss.ss.13(d), 14(d) and 14(e) of the Securities Exchange Act of 1934, 15 U.S.C. 78a et seq. ("Williams Act"). The case is captioned J.B.A. Investments, inc. et al. v. USI Corp., et al., Case No. 00127 WEB (D. Kan. 2000). The plaintiffs allege that the USI Group conducted a tender offer for the Company's Series B Preferred Stock in violation of the Williams Act. Upon information believed to be reliable, USI Group was able to purchase approximately 3,000 shares of the Company's Series B Preferred Stock. The plaintiffs further allege that USI Group failed to file any of the necessary reports required under the Williams Act, failed to make material disclosures to the former holders of the Series B Preferred Stock and engaged in fraudulent practices in conjunction with the alleged tender offer. The plaintiffs seek a preliminary and permanent injunction prohibiting the USI Group from completing the tender offer, recission of the Series B Preferred Stock purchases by the USI Group and damages. On August 3, 2000, the Company was joined as a plaintiff.

     The USI Group and the plaintiffs have consented to an order halting any further purchase of Series B Preferred Stock by the USI Group, allowing the Company to instruct its transfer agent to stop the transfer of such shares to USI Group and precluding the USI Group from transferring or otherwise disposing the acquired Series B Preferred Stock.

     On March 9, 2001, the USI Group filed an answer and several counter-claims against the plaintiffs, including the Company. USI subsequently withdrew its answer and counter-claims and filed an amended answer denying plaintiffs' claims without the previously stated counter-claims against the plaintiffs and the Company. The USI Group has denied that it conducted an illegal tender offer for the Company's Series B Preferred Stock.

     While management believes in the merits of the action against the USI Group, there can be no assurance as to the outcome of the action and ultimate ownership of the contested Series B Preferred Stock.

Derivative Shareholder Litigation

     On October 5, 2001, GFS and GFS Acquisition (collectively, the "Plaintiffs"), derivatively on behalf of the Company and individually, filed a lawsuit in the Superior Court of the State of California for the County of Sacramento (Case No. CIV. S-01-1878 DFL PAN) against certain of the Company's former officers, directors and attorneys (collectively, the "Defendants"). The action seeks to remedy alleged breaches of fiduciary duty, waste of corporate assets, unjust enrichment, lack of candor, and fraud by the Company's former senior executives, directors and their attorneys. The lawsuit alleges that during a substantial portion of the Company's existence, the Defendants abused their control and fiduciary positions improperly to obtain for themselves and other officers, managers and employees millions of dollars in benefits, while greatly damaging the Company and its shareholders. At this time, the ultimate outcome of this litigation is unknown; however, the Company anticipates that the Defendants will vigorously defend themselves. Even if the Plaintiffs are successful in obtaining a judgment against the Defendants, it is unknown whether any such judgment would be ultimately

                 DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2001 AND 2000

collectible. However, the Company is aware that the former directors and officers of the Company have the benefit of a $3,000,000 directors and officers liability insurance policy that may be available to help pay any such judgment. Although the Company is a defendant in the litigation, it would be entitled to recover any judgment awarded with respect to the derivative claims alleged by the Plaintiffs.

11. Taxes:

     The Company and its subsidiaries file a consolidated federal income tax return. Deferred tax assets (liabilities) are comprised of the following at December 31, 2001:

                                                  (Dollars in thousands)

                                                    2001
                                                    ----

     Marketable securities valuation allowance          -
      Real estate allowances                            -
      Loss carryforwards                           15,012
      Other                                             2
                                                 --------
        Gross deferred tax assets                  15,014
        Deferred tax asset valuation allowance    (15,014)
                                                 --------
        Net deferred tax assets                 $     -
                                                =========

      A reconciliation of the changes in deferred tax assets valuation allowance is as follows:

                                                       (Dollars in thousands)

                                                           2001        2000
                                                           ----        ----
      Valuation allowance for unrealized loss
        on marketable securities                          $  (11)    $  (15)
      Current year loss carryforwards                        278        829
      Valuation allowance on real estate                     (53)      (427)

      Expiration of NOL                                   (3,362)      (811)
                                                         --------    -------
      Change in deferred tax asset valuation allowance (3,148) (424) Deferred tax assets valuation allowance,
        beginning of year                                 18,162     18,586
                                                         --------    -------
      Deferred tax assets valuation allowance,
        end of year                                      $15,014    $18,162
                                                         ========   ========

A reconciliation of the federal statutory tax rate to the effective tax rate for 2001 and 2000, is as follows:
                                   Percentage of pre-tax income

                                    2001      2000
                                    ----      ----
Federal statutory rate             (34%)     (34%)
Non-deductible items:
   Valuation adjustments            34%       34%
                                    ----      ----
                                     0%        0%
                                    ====      ====

                 DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2001 AND 2000


The Company has the following net operating loss carryovers available for income tax reporting purposes:

         Year of expiration          (Dollars in thousands)
         -------------------

                   2003                   20,156
                   2004                    1,889
                   2005                    1,891
                   2006                    3,542
                   2007                      803
                   2008                    2,408
                   2009                      595
                   2010                    3,298
                   2011                    1,791
                   2012                    2,767
                   2018                    1,241
                   2019                      589
                   2020                    2,438
                   2021                      818

As more fully described in Note 9(a) and 10, a change in ownership of the Company may have or could have taken place as early as January 4, 2000. If such a change in ownership had taken place, it would materially reduce the amount of income that could be offset by net operating losses each year; and if there is no continuity of business after an ownership change, the net operating losses could be eliminated. Net operating losses, to the extent not used in any given taxable year, may be carried forward and added to the limitation of subsequent years.

12.   Segment information:

     As discussed in Note 1, the Company operates in three principal business segments: real estate investments (development and sale of residential lots and rental of agricultural land), grain drying and storage and distressed assets.

                 DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2001 AND 2000


      The following is a summary of segment information for 2001 and 2000:

                                                     (Dollars in thousands)
                                                     2001              2000
                                                     ----              ----
      Net revenues from unaffiliated customers:
        Real estate:
             Sale of real estate                $   1,004         $   2,474
             Land rent                                 59                57
        Grain drying and storage revenue              305               342
        Distressed assets                               -                 -
                                               ----------         ---------
                                                $   1,368         $   2,873
                                                =========         =========

      Grain drying and storage depreciation     $     133         $     132
                                                =========         =========

      Income (loss) from operations:
        Real estate                             $      51         $   (139)
        Grain drying and storage                     (113)            (195)
        Distressed assets                               -                -
                                               ----------         ---------
                                                      (62)            (334)
        Corporate operating expense                  (794)          (1,027)
        Other income / (loss)                         225              230
        Income taxes                                   (1)              (5)
                                               ----------         ---------
        Net loss, as reported in the
         accompanying consolidated
         statements of operations                 ($  632)        ($ 1,136)
                                                =========         =========

                                                     2001              2000
                                                     ----              ----
      Identifiable assets
        Real estate                               $   828          $ 1,652
        Grain drying and storage                    3,127            3,231
        Distressed assets                             480                -
        General corporate assets                    3,116            4,663
                                               ----------         ---------
        Total assets, as reported in
          the accompanying consolidated
          balance sheet                           $ 7,551          $ 9,546
                                                =========         =========

      Grain drying and storage fixed
          asset additions                         $    15          $   148
                                                =========         =========

13.  Significant estimates and concentrations:

     Generally accepted accounting principles require disclosure of certain significant estimates and current vulnerabilities due to certain concentrations. Those matters include the following:

      Major customers:

     The Company derives substantially all of its storage income from five customers. The storage contracts with these customers expire in 2002.

                 DUNES HOTELS AND CASINOS INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2001 AND 2000

14.  Related party transactions:

     During 2001, the Company paid General Financial Services, Inc. (GFS), a majority owner of the Company, $137,000 for legal services it provided to the Company. At December 31, 2001 the amount due GFS was $33,000.

15.  Subsequent Events:

     Since the Company's common stock and Series B preferred stock were each held of record by less than 500 persons as of January 1, 2002 and the Company had less than $10 million of assets as of the end of each of its last three fiscal years, the Company terminated its registration of the common stock and Series B preferred stock under Section 12(g) of the Securities Exchange Act of 1934 (the "Exchange Act") and suspended its obligation to file periodic reports with the SEC with respect to the common stock and Series B preferred stock as of January 1, 2002.

     In addition, as a result of the termination of the registration of the common stock and Series B preferred stock under Section 12 of the Exchange Act, the Company was no longer subject to those provisions of the New York Business Corporation Law that restrict certain transactions between the Company and General Financial Services, Inc., GFS Acquisition Company, Inc. and Steve Miller.

     The parties to the injunctive action relating to the tender offer for the Company's Series B Preferred Stock conducted by the USI Group have agreed in principle to a settlement of the lawsuit that would result in the dismissal of the lawsuit with no liability to the Company.